Form 10-Q
period 1999-09-30
ECOM CORP
filed 1999-11-16
CIK 1081748

ECom Corporation

(A Development Stage Company)

Table of Contents

ECom Corporation

(A Development Stage Company)

Part I - Financial Information

Item 1. Unaudited Financial Statements

Balance Sheet

As At September 30, 1999 and December 31, 1998

	September 30 1999	December 31 1998
ASSETS
CURRENT ASSETS
Cash	1,653.84	3,981.00
Total Current Assets	1,653.84	3,981.00
OTHER ASSETS
Organization Costs net of Amortization	235.00	280.00
Total Other Assets	235.00	280.00
TOTAL ASSETS	1,888.84	4,261.00
LIABILITIES & EQUITY
CURRENT LIABILITIES
Accounts Payable	0.00	0.00
Total Current Liabilities	0.00	0.00
EQUITY
Capital Stock	5,437.00	3,230.00
Additional Paid in Capital	41,308.00	2,770.00
Retained Earnings or (Deficit)	(44,856.16)	(1,739.00)
Total Stockholders' Equity	1,888.84	4,261.00
TOTAL LIABILITIES & OWNER'S EQUITY	1,888.84	4,261.00

Unaudited Financial Statements

See accompanying notes

ECom Corporation

(A Development Stage Company)

Statement Of Operations

For the Three Months ending September 30, 1999 and the period from October 6, 1998 (Date of Inception) to September 30, 1999

	Three Months ending September 30, 1999	October 6, 1998 (Date of Inception) to September 30, 1999
REVENUE
Services
	3,515.00	8,350.00
COSTS AND EXPENSES
Selling, General and Administrative	8,924.37	53,146.16
Amortization of Organization Costs	14.75	60.00
Total Costs and Expenses	8,939.12	53,206.16
Net Ordinary Income or (Loss)	(5,424.12)	(44,856.16)
Weighted average number of common shares outstanding	5,437,450	5,437,450
Net Loss Per Share	0.00	0.00

Unaudited Financial Statements

See accompanying notes

ECom Corporation

(A Development Stage Company)

STATEMENT OF CASH FLOWS

For The Three Months Ending September 30, 1999 And The Period From October 6, 1998 (Date Of Inception) To September 30, 1999

	Three Months ending September 30, 1999	October 6, 1998 (Date of Inception) to September 30, 1999
CASH FLOWS FROM OPERATING ACTIVITIES
Cash received from customers	3,514.95	8,350.00
Net Cash provided by Operating Activities	3,514.95	8,350.00
Cash paid to suppliers and employees	(8,924.37)	(43,736.16)
Cash disbursed for Operating Activities	(8,924.37)	(43,736.16)
Net Cash flow provided by Operating Activities	(5,409.42)	(35,386.16)
CASH FLOWS FROM INVESTING ACTIVITIES	0.00	0.00
Net Cash flow used by investing activities	0.00	0.00
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of Capital Stock	0.00	36,745.00
Cash disbursed for organization costs	0.00	295.00
Net cash provided by financing activities	0.00	37,040.00
Net increase (decrease) in cash	(5,409.42)	1,653.84
Cash and cash equivalents, beginning of period	7,063.26	0.00
Cash and cash equivalents, end of period	1,653.84	1,653.84

Unaudited Financial Statements

See accompanying notes

ECom Corporation

(A Development Stage Company)

Notes to unaudited financial statements

NOTE 1 - HISTORY AND ORGANIZATION OF THE COMPANY

ECom Corporation (the "Company") was organized on October 6, 1998 (Date of Inception) under the laws of the State of Nevada. The Company has not commenced planned principal operations and in accordance with SFAS #7, the Company is considered a development stage company. The Company is authorized to issue 20,000,000 Shares of $0.001 par value Common Stock and/or 5,000,000 Shares of $0.001 par value Preferred Stock.

On October 8, 1998, the Company issued 3,230,000 Shares of its $0.001 par value Common Stock for cash of $6,000.00.

On February 1, 1999, the Company completed a public offering that was pursuant to Regulation D, Rule 504 of the Securities Act of 1933 as amended, and exemptions from state registration pursuant to various state security transactional exemptions. The Company sold 207,450 Shares of Common Stock at a price of $0.10 per share for a total amount raised of $20,745.00.

On May 3, 1999, pursuant to Regulation D, Rule 504 of the Securities Act of 1933 as amended, the Company sold 1,000,000 Shares of Common Stock for a cash price of $0.01 per share for a total amount raised of $10,000.00.

On May 3, 1999, the Company issued 1,000,000 Shares of Common Stock to a Director in exchange for services worth $10,000.00 at the rate of $0.01.

There have been no other issuances of Common or Preferred Stock.

NOTE 2 - ACCOUNTING POLICIES AND PROCEDURES

Accounting policies and procedures have not been determined except as follows:

  The Company uses the accrual method of accounting.
  The cost of organization, $295.00, is being amortized over a period of 60 months (October 6, 1998 through October 5, 2003).
  Earnings per share are computed using the weighted average number of shares of common stock outstanding.
  The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid since inception.
  The cost of equipment is depreciated over the estimated useful life of the equipment utilizing the straight-line method of depreciation.
  The Company experienced a loss for its first fiscal tax year. The Company will review its need for a provision for federal income tax after each operating quarter and each period for which a Statement of Operations is issued.
  The Company has adopted December 31 as its fiscal year end.

NOTE 3 - GOING CONCERN

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has an insignificant current source of revenue. Without the realization of either revenues or additional capital, it would be unlikely for the Company to continue as a going concern. It is management's plan to seek additional capital through a private offering of its securities once and if it begins trading on the OTC-BB.

NOTE 4 - RELATED PARTY TRANSACTION

The Company neither owns or leases any real or personal property. Office services are provided without charge by a director. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 5 - WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common stock.

NOTE 6 - YEAR 2000 ISSUE

The Year 2000 issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using year 2000 dates is processed. In addition, similar problems may arise in systems which use certain dates in 1999 to represent something other than a date. The effects of the Year 2000 issue may be experienced before, on, or after January 1, 2000 and if not addressed, the impact on operations and financial reporting may range from minor errors to significant systems failure which could affect an entity's ability to conduct normal business operations. It is not possible to be certain that all aspects of the Year 2000 issue affecting the entity, including those related to the efforts of customers, suppliers, or other third parties will be fully resolved.

ECom Corporation

(A Development Stage Company)

Item 2. Management's Discussion and Analysis or Plan of Operation

A. Management's Plan of Operation

(1) In its three-month operating period ended September 30, 1999, the Company incurred a net loss of $5,424.12 for selling, general and administrative expenses related to start-up operations. In addition, since October 6, 1998 (date of inception) to September 30, 1999, the Company has incurred a net loss of $44,856.16 due to normal selling, general, and administrative expense. It has yet to receive any significant revenues from operations.

On October 8, 1998, founding shareholders purchased 3,230,000 shares of the Company's authorized Common Stock for cash. Additionally, on February 1, 1999, the Company completed a direct public offering of 207,450 shares of the Common Stock of the Company to approximately fifty-seven (57) unaffiliated shareholders. This offering was made in reliance upon an exemption from the registration provisions of Section 4(2) of the Securities Act of 1993 (the "Act"), as amended, pursuant to Regulation D, Rule 504 of the Act.

On May 3, 1999, pursuant to Regulation D, Rule 504, of the Securities Act of 1933 as amended, the Company sold to an unaffiliated shareholder of record 1,000,000 Shares of Common Stock for cash at a price of $.01 per share for a total amount raised of $10,000.00.

On May 3, 1999, the Company issued 1,000,000 Shares of Common Stock to a Director in exchange for services worth $10,000.00 at the rate of $0.01.

As of the date of this filing, the Company has approximately five million four-hundred thirty-seven thousand four-hundred and fifty (5,437,450) shares of its $0.001 par value common voting stock issued and outstanding which are held by approximately fifty-nine (59) shareholders of record. Management anticipates that the proceeds from financing transactions delineated above will be sufficient to provide for the Company's capital needs for the next approximately three (3) to six (6) months.

In addition, management of the Company believes that the need for additional capital going forward will be derived somewhat from internal revenues and earnings generated from the sale of its products and services. If the Company is unable to begin to generate more revenues from its current products and services than it has to date, however, management believes the Company will need to raise additional funds to meet its cash requirements. In the mean time, management of the Company plans to advance funds to the Company on an as-needed basis although there are no definitive or legally binding arrangements to do so. The Company currently has no arrangements or commitments for accounts and accounts receivable financing. There can be no assurance that any such financing can be obtained or, if obtained, that it will be on reasonable terms.

The Company believes that its initial revenues will be primarily dependent upon the number of customers it has, the number of web sites that it hosts, and the marketing-related products and services each of those customers currently purchases from eCom.

Realization of significant sales of the Company's products and services during the fiscal year ending December 31, 1999 is vital to its plan of operations. To this end, management is currently executing its strategy as previously delineated in this Registration Statement.

The Company is beginning to meet costs after an initial build-up of equipment, software and personnel. Because costs will remain relatively the same for the first 100 web sites, we anticipate being able to achieve earnings and profit in the next year. The Company's strategy is being executed via marketing efforts aimed at larger organizations including the Las Vegas Chamber of Commerce and non-profit sites. The thirteen different marketing web sites we use to market our services now our advertising icon placed on them. Finally, we have successfully implemented our link marketing with sites such as http://ww w.searchnevada.com and nevada-e.com.

Costs to implement to implement the marketing strategy include outside salespeople, printing and in-bound support. Estimated for the next year would be approximately $75,000.

(2) No engineering, management or similar report has been prepared or provided for external use by the Company in connection with the offer of its securities to the public.

(3) Management believes that the Company's future growth and success will be largely dependent on its ability to expand its customer base, convince its existing and future customer base to purchase the Company's marketing-oriented products and services that help to market and promote a customer's web site, develop additional product and service offerings that will expand the Company's revenue base, and deepen and broaden eCom's market presence by acquiring or partnering with other business-focused ISP's.

The Company has yet to incur any research and development costs from October 6, 1998 (date of inception) through September 30, 1999, and the Company does not expect to incur any significant research and development expenses during the fiscal year ending December 31, 1999.

(4) The Company currently does not expect to purchase or sell any of its facilities or equipment.

(5) Management anticipates that it will hire and add full time employees over the next twelve (12) months.

(6) There are no definitive or legally binding arrangements for management to provide liquidity now or in the future for the Company. There are likewise, no such arrangements with any other parties.

(7) YEAR 2000

The Year 2000 issue is actually a combination of several issues -- the ability of computers and other equipment to, among other things: Accurately recognize a particular year represented in two digits (for example, to correctly determine that the '01 stored in a computer refers to 2001 rather than 1901); Make accurate leap year calculations; Accurately distinguish special programming meanings for certain dates ("9/9/99" for example); and Correctly use historical database information that crosses the 1/1/2000 boundary. The problem began in the early days of computer programming when, in order to save time, computing memory and money, computer programmers created computer programs that used only the last two digits of the year. While this approach may have saved time and money in the short term, few expected these computer programming conventions to continue 20, 30, or more years into the future and past the Year 2000. Companies using computers, software and other equipment with date-sensitive computer code must now (wherever feasible) check these items for potential Year 2000 problems. Products and services provided by outside vendors and suppliers must also be evaluated in addition to the company's internal computer hardware and software.

Although the Company's customer network, provisioning and billing systems are based primarily upon new technologies and systems developed within the past five years, the Company has never viewed this as a guarantee of immunity against the millennium "bug." The Company has developed Year 2000 compliance systems that Management believes are sufficient for industry standards. Compliance efforts at this point are limited to the purchase and use of newer hardware and software systems which have been designed to minimize Year 2000 issues. The Company is committed to reviewing all new and existing mission-critical and business-critical systems and applications, including those supplied by third party vendors and partners. Additionally, The Company' Management is working with experienced Year 2000 consultants on addressing the Year 2000 challenge.

In general, a system, application, product or service is Y2K compliant if, when used in accordance with its associated documentation, it correctly and accurately processes, provides, and receives date data within and between the 20th and 21st centuries including leap years and special date values customarily used in computer software, such as 9/9/99, provided that all other products used in combination with it (e.g., hardware, software and firmware) properly exchange date data with that item.

The Company's senior management, and consultant experts are responsible for successful completion testing for Year 2000 issues and the timely implementation of any necessary Year 2000 solutions.

While most if not all of the hardware and software components of the Company's systems are relatively new and most likely immune to any Year 2000 problems, we are working to retire, replace, or remediate in-house systems and applications with date-related issues, and to turn these over for testing for validation and internal Year 2000 certification. Both the Company-owned, and vendor-supplied systems will be reviewed although at this point only the Company's systems have been analyzed.

The Company intends on contacting existing vendors and suppliers to obtain statements of compliance based upon Year 2000 Compliance Standards. Non-compliant vendor products are being retired, replaced, or upgraded as needed to meet Year 2000 requirements. The Company may begin to request as necessary, that new or prospective vendors and suppliers provide reasonable assurances that their hardware and software is Year 2000 compliant. In the event that a vendor or supplier is not able to provide such assurance, The Company may obtain service from an alternate vendor or supplier who can give such assurances. As of this date, the Company has not yet contacted vendors or third parties to ensure such compliance.

The Company is considering contingency plans in all key business areas for potential Year 2000 problems. Contingency plans cover major business processes, including operation of the Company network, customer billing, and other mission and business-critical operations. At this point in time however no such contingency plans are in effect or in place. We have budgeted for a contingency of $5,000 for miscellaneous items.

The Company does not anticipate that the Year 2000 will cause disruption in its ability to provide service. However, if failures do occur, we may hire additional staff to invoke Year 2000 solutions for unanticipated issues. Notwithstanding the Company's assessment that Year 2000 issues have been properly addressed, such problems may in fact arise and substantially jeopardize the Company's capacity to continue to provide adequate service for its customers.

A worst case scenario in the event of a Year 2000 issue would involve "malfunctioning" or interrupted service. In such a case, we would redirect our sites to our local loop provider in town (NextLink). If the outage affected more than Las Vegas we would work diligently to host the sites with other providers.

The Company does not anticipate charging customers a fee related to its efforts to achieve Year 2000 compliance. The Company's customers, of course, should take responsibility for Year 2000 compatibility of customer provided equipment.

B. Segment Data

As of September 30, 1999, the Company has generated approximately $8,350.00 in total sales revenue. Because one hundred percent (100%) of these revenues were generated from the web site hosting and related marketing services performed by the Company, no table showing percentage breakdown of revenue by business segment or product/service line is included.

ECom Corporation

(A Development Stage Company)

Part II - Other Information

Item 6. Exhibits

See INDEX TO EXHIBITS.

ECom Corporation

(A Development Stage Company)

Signatures

In accordance with the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: Monday, November 15, 1999 ECom Corporation

(Registrant)

By: /s/Bert K. Blevins III

Bert K. Blevins III, Chairman of the Board, President and Chief Executive Officer

ECom Corporation

(A Development Stage Company)

Index To Exhibits

Exhibit Number
Name and/or Identification of Exhibit

1.	Underwriting Agreement
Not applicable
2.	Plan of Acquisition, Reorganization, Arrangement, Liquidation, or Succession
Not applicable
3.	Articles of Incorporation & By-Laws

(a) Articles of Incorporation of the Company filed January 20, 1999. Incorporated by reference to the exhibits to the Company's General Form For Registration Of Securities Of Small Business Issuers on Form 10-SB, previously filed with the Commission.

(b) By-Laws of the Company adopted January 21, 1999. Incorporated by reference to the exhibits to the Company's General Form For Registration Of Securities Of Small Business Issuers on Form 10-SB, previously filed with the Commission.

4.	Instruments Defining the Rights of Security Holders
No instruments other than those included in Exhibit 3
5.	Opinion on Legality
Not applicable
6.	No Exhibit Required
Not applicable
7.	Opinion on Liquidation Preference
Not applicable
8.	Opinion on Tax Matters
Not applicable
9.	Voting Trust Agreement and Amendments
Not applicable
10.	Material Contracts
Not applicable
11.	Statement Re Computation of Per Share Earnings
Not applicable - Computation of per share earnings can be clearly determined from the Statement of Operations in the Company's financial statements.
12.	No Exhibit Required
Not applicable
13.	Annual or Quarterly Reports - Form 10-Q
Not applicable
14.	Material Foreign Patents
None. Not applicable
15.	Letter on Unaudited Interim Financial Information
Not applicable
16.	Letter on Change in Certifying Accountant
Not applicable
17.	Letter on Director Resignation
Not applicable
18.	Letter on Change in Accounting Principles
Not applicable
19.	Reports Furnished to Security Holders
Not applicable
20.	Other Documents or Statements to Security Holders
None - Not applicable
21.	Subsidiaries of Small Business Issuer
None - Not applicable
22.	Published Report Regarding Matters Submitted to Vote of Security Holders
Not applicable
23.	Consent of Experts and Counsel
Not applicable
24.	Power of Attorney
Not applicable
25.	Statement of Eligibility of Trustee
Not applicable
26.	Invitations for Competitive Bids
Not applicable
27.	Financial Data Schedule
Financial Data Schedule of Stemcell ending June 30, 1999
28.	Information from Reports Furnished to State Insurance Regulatory Authorities
Not applicable
29.	Additional Exhibits
Not applicable