Form 10KSB
period 1999-12-31
ECOM CORP
filed 2000-04-05
CIK 1081748

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB

(Mark One)
[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

     For the fiscal year ended December 31, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________ to ___________

                        Commission File Number: 0-26701

                                 eCom Corporation
                  --------------------------------------------
                 (Name of small business issuer in its charter)

           Nevada                                               88-0406874
--------------------------------                             --------------
(State or other jurisdiction of                              (IRS Employer
incorporation  or  organization)                             Identification
No.)

          1776 Park Avenue, Unit #4, Park City, UT         84060
        ---------------------------------------------   ----------
          (Address of principal executive offices)      (Zip Code)


   Registrant's telephone number, including area code: (801) 580-2855
                                                       --------------

Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered: None       Name of each exchange on which
                                           registered:  None

Securities registered under Section 12(g) of the Exchange Act:

                       Common Stock, par value $.001
                       -----------------------------
                             (Title of class)

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The issuer is a developmental stage company, and as such has yet to generate any revenues.

     Based on the average if the closing bid and asked prices of the issuer's common stock on December 31, 1999, the aggregate market value of the voting stock held by non-affiliates of the registrant on that date was $311,175.

     As of December 31, 1999, the issuer had 17,437,450 shares of common Stock outstanding.

     Documents incorporated by reference: None

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                    CONTENTS

                                                                          PAGE
PART I

    Item 1.  Description of Business........................................3
    Item 2.  Description of Property.......................................13
    Item 3.  Legal Proceedings.............................................13
    Item 4.  Submission of Matters to a Vote of Security Holders...........13

PART II

    Item 5.  Market for Common Equity and Related Stockholder Matters......14
    Item 6.  Management's Discussion and Analysis or Plan of Operation.....15
    Item 7.  Financial Statements..........................................18
    Item 8.  Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure........................20

PART III

    Item 9.  Directors, Executive Officers, Promoters and Control
                Persons; Compliance with Section 16(a) of the
                Exchange Act...............................................21
    Item 10. Executive Compensation........................................22
    Item 11. Security Ownership of Certain Beneficial Owners and
                Management.................................................22
    Item 12. Certain Relationships and Related Transactions................24
    Item 13. Exhibits and Reports on Form 8-K..............................25

SIGNATURES   ..............................................................26



                           Forward-Looking Statements

This report contains forward-looking statements. The forward-looking statements include all statements that are not statements of historical fact. The forward-looking statements are often identifiable by their use of words such as "may," "expect," "believe," "anticipate," "intend," "could," "estimate," or "continue," "Plans" or the negative or other variations of those or comparable terms. Our actual results could differ materially from the anticipated results described in the forward-looking statements. Factors that could affect our results include, but are not limited to, those discussed in Item 6, "Management's Discussion and Analysis or Plan of Operation" and included elsewhere in this report.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

(a) BUSINESS DEVELOPMENT

(i) Business Development, Organization and Acquisition Activities
-----------------------------------------------------------------

eCom Corporation, hereinafter referred to as the ("Company") or ("eCom"), was organized by the filing of Articles of incorporation with the Secretary of State of the State of Nevada on October 6, 1998. The articles of the Company Authorized the issuance of twenty million (20,000,000) shares of Common Stock at a par value of $0.001 per share.

The Company is a developmental stage company with a principal business objective to provide reliable and cost efficient business Internet connectivity in the form of "website packages" for the business-to-business sector to use as rewards, coupons, or rebates. The Company's focus will be to provide reliable and cost efficient Internet connectivity and other enhanced, easy-to-use Internet services for small- to medium-sized businesses. The growth of the Internet has accelerated the price sensitivity and commodity nature of this market. Industry analysts expect the size of the online market segment to grow rapidly as businesses increase their use of the Internet as a business marketing tool.

Marketing services as offered by the Company include the various components critical to a website's success; marketing in search engines with gateway sites, the utilization of metatags and creation of reciprocating links between websites. Additionally, the Company intends on marketing via e-mail with opt-in email lists -for example, the creation of a form for our clients to have on their websites which enables the end user to complete and send to the marketing department to be included on future mailings. Marketing via satellite sites-separate websites for each of core service area. eCom assists clients in executing these services as well as providing marketing assistance in the integration of traditional media types.

The Company plans to offer packages to business-to-business marketers who then may distribute the packages in the form of rebates, coupons and rewards. This distribution program will work much like the airlines and their partnerships with long distance companies (another highly commoditized area). This helps off-set two of the primary difficulties of advertising a technology product - distribution and complex message. The distribution component seeks to utilize the relationships of the eCom package customers to build eCom's total customer account base. The package customers will purchase these internet monthly website packages to give them a boost in their own competitive environment whether it is printing, advertising sales, travel companies, pharmaceutical sales, etc. Additionally, this approach blends into serving the web designer market. The typical web designer manages from 3 to 50 accounts. By creating a package that is easy to buy, the web designer can concentrate on selling their creative services. The Company seeks to solve the complex message problem by using a "website packaging" approach, which uses the package client to pass along the rewards, coupons or rebates to their customers - explaining the product as required. eCom intends to provide the necessary marketing collateral for each package client to help present the program.

The Company believes that small and medium sized businesses represent an attractive target market for the provision of Internet services and website hosting due to this market's low current penetration levels and customer churn rates, and the expanding Internet needs of these businesses. Churn rate refers to the rate or frequency at which customers tend to switch service providers. Large ISP's do not generally have customers visiting their local office and can not generally commit a high-level of support to their customers. The Company believes that it can offer a more intimate level of service to is local clients by virtue of its focused market niche and commitment to service quality.

Small and medium-sized businesses also typically require hands-on local support and highly reliable turn-key solutions for mission critical applications because of their limited internal technical resources. eCom's management believes that its untapped form of business-to-business incentives will help to build the Company's client base and give the Company a base to then cross-sell additional services such as statistics reports, search engine indexing, banner marketing, link programs and web marketing.

eCom believes it has a competitive advantage in serving small and medium sized business customers - primarily located in Nevada - through a combination of technical competency, hands-on support, and entrepreneurial culture that the larger national ISPs are unable to provide. The Company plans on hopes to build its customer base by: (i) offering its customers a high-speed, highly reliable Internet service at a fraction of the costs generally lower than other ISPs charge; (ii) through partnering and providing superior customer service and pricing to other local website developers and Internet providers that do not currently have the web server and other Internet infrastructure in place that eCom will have; (iii) through the development of its "website package" program and (iv) through strategic acquisitions of other local and regional ISPs with a similar customer focus as eCom. The Company is marketing focused. It principal officer has a traditional media marketing background and is familiar with the needs of small business. While there can be no guarantee that this experience is sufficient to successfully attract customers, it is one element the
Company hopes will facilitate its near and long-term growth.

The goal of the Company is to become a dominant, full-service regional provider (Nevada initially) of Internet connectivity and enhanced Internet services to small and medium sized businesses. Key elements of the Company's strategy are to: (i) consolidate the independent ISP industry in Nevada by acquiring additional local and regional ISPs focused on the Company's target market; (ii) integrate the operations of its ISPs focused on the operational economies of scale by leveraging its infrastructure and support services;
(iii) develop and offer additional high-margin enhanced services to increase revenues from existing and future customers; and (iv) build customer loyalty and gain market share by expanding the Company's local technical, distribution and service capabilities and establishing eCom's regional brand name recognition.

B. Business of Issuer

(1) Principal Products and Services and Principal Markets

Overview

eCom has a principal business objective to provide reliable and cost efficient business Internet connectivity in the form of "website packages" for the business-to-business sector to use as rewards, coupons, or rebates. The Company's focus will be to provide reliable and cost efficient Internet connectivity and other enhanced, easy-to-use Internet services for small-to medium-sized businesses. The growth of the Internet has accelerated the price sensitivity and commodity nature of this market. Industry analysts expect the size of the online market segment to grow rapidly as businesses increase their use of the Internet as a business marketing tool.

In addition, the Company seeks to become a leading Internet service provider ("ISP") that will host business websites for a monthly fee.

The Company plans on focusing its market particularly with the State of Nevada, and its business enterprises. Marketing efforts are expected to include promotional tie-ins as well as radio and print media advertising. Additionally, the Company intends on securing a number of websites to cross-market its services though there is no assurance that the Company will be successful in so doing.

The Company currently offers the following products and services to its customers:

1. The Company currently offers packages of web sites to business-to-business marketers who then may distribute their purchased sites in the form of rebates, coupons and rewards. This distribution program works much like the airlines in their partnerships with long distance companies. Management believes that this helps off-set two of the primary difficulties of advertising a technology product - distribution and complex message. The distribution component seeks to utilize the relationships of eCom package customers to build eCom's customer base. Management believes that the Company's package customers will purchase these internet monthly web site packages to give them a boost in their own competitive environment whether it is printing, advertising sales, travel companies, pharmaceutical sales, etc.

2. Providing businesses with free web site hosting and then cross-selling or up-selling web site and related marketing services is another service the Company plans to offer. The Company believes that this approach will bring ubiquity, speed to market, predatory and competitive pricing and placing so as to place eCom as a value player to the customer and out of in what management believes is a commodity driven internet-only realm. The Company gives away free sites so as to secure the business and the capacity to cross-sell additional services - link service, satellite sites, commerce activity, response forms, template sites and other product and services for which we charge fees. While the Company has determined that this may be an optimal strategy, there can be no guarantee that the Company will in fact succeed in implementing such a strategy.

3. Finally, the Company believes that its above products and services will blend into serving the web designer market. The Company believes that the typical web designer manages from 3 to 50 accounts. By creating a package that is easy to buy, the Company believes that a web designer can concentrate on selling their own individual creative services. The complex message component the Company seeks to solve by using its "web site packaging" approach, is done by using the package client of the Company to pass along these rewards, coupons or rebates to their customers - explaining it along the way. eCom will then provide the necessary marketing collateral for each package client to help present the program.

eCom Strategy

The principal components of the Company's strategy are as follows:

Rapidly Expand its Customer Base

eCom believes that a key to success in the competitive ISP market is to expand its customer base as rapidly as possible to establish a revenue base, thereby enhancing its ability to enter into favorable arrangements with affinity marketing partners and providers of content, network access and software enhancements. To accomplish this, the Company plans to devote significant effort and much of its limited financial resources on sales and marketing. The Company plans to utilize print advertising in major computer magazines, develop radio advertising, seek to establish an affinity marketing program, develop a presence at national, regional and local trade shows and offer economic incentives to customers who refer new clients. The Company plans to establish a door to door sales force, similar to the model of MCI Direct back in 1995. The Company believes that this traveling sales force will canvass the Las Vegas business community in targeted areas to sign-up new subscribers. The Company's management believes that MCI & Frontier Communications both used this approach to rapidly increase their market share of business long distance service. Also, the Company believes that a team of part-time employees will handle in-bound calls and order fulfillment during its start-up stage. The Company intends to set-up each account and give a confirmation to all affected parties. Invoices will be sent out monthly and clearly identify what services have been performed.

Retain the Company's Existing Customers

The Company believes that the sales, marketing and other costs to the Company of acquiring new customers are substantial relative to the monthly fee derived from such customers. Accordingly, the Company believes that its long-term success largely depends on maintaining customer satisfaction with its services. Therefore, eCom plans to devote resources to enhancing its network operations capability, its web site and its service offerings. In addition, the Company plans to expand its technical support staff and enhance the staff's effectiveness by providing software tools that can assist it in identifying and solving customer problems.

Develop Additional Service Offerings

eCom believes that the introduction of additional service offerings can serve not only to expand and maintain its customer base, but also enhance revenues. Management of the Company believes that small and medium sized businesses are purchasing an increasing number of enhanced products and services as these businesses deploy mission critical applications on the Internet. As a result, the Company believes that it will be able to derive incremental revenue from these customers by selling an expanding array of enhanced services and additional bandwidth to support these services. Accordingly, the Company intends to introduce a variety of services for business consumers, including enhanced business web sites, web site marketing packages, and performance enhancing packages.

Consolidation Through Acquisitions

The Company believes that there are numerous opportunities to deepen and broaden its market presence and to expand its strength by acquiring or making significant investments in other business-focused ISPs. Management believes that ISPs may be attracted to the benefits of consolidation, due to the increasing competitive pressures in the ISP market. In addition, the Company believes that these acquisitions, if successful, will result in synergistic opportunities, and may increase the Company's revenue and income growth. No specific acquisition candidates have been identified, however, and no assurance can be given that any transactions will be effected, or if effected, will be successful.

Barriers to Entry

It must be noted that barriers to entry for the Company are quite significant. The market offers substantial competition from other companies offering similar products and services. These major companies include but are not limited to: Access Nevada, Verio, ValueWeb, InterLand, and Las Vegas Internet. While there can be no guarantee that that the Company will successfully compete in such a market, the Company believes that it has the requisite resources. Monetary barriers to entry include the cost of technical assistance, design engineers, and other persons as well as the cost of band-width or the actual space on the internet controlled by the Company. The Company believes that its strategy as outlined herein is sufficient to successfully service it geographical and market niche. Notwithstanding such a belief, the Company faces significant risk in not being able to surmount known and unknown barriers to entry and unforeseen events or circumstances. (See Risk Factors.)

(2) Distribution Methods of the Products or Services

General

The Company currently provides business Internet connectivity and enhanced Internet services in package form or at a premium to individual buyers (its "customers"). The Company's goal is to first bring a customer's web site on to its eCom servers and then cross-sell or up-sell them with marketing services.

Example packages to business-to-business  purchasers are as follows:
(i) 10 @  $20 = $200 for a 6 month  contract; (ii) 25 @ $14 = $350 for a 12 month contract; and (iii) 5 @ $25 = $125 for a 3 month contract. However, customer pricing is also negotiated on a per contract basis. Additionally, the Company's prices vary depending on market demand and client needs.

Upon purchase of each package, eCom's clients receive pre-printed numeric sequenced rebate slips for inclusion in monthly statements or for sales representative distribution. This is accompanied with a packet on the program and how to implement it. All web site packages come with a full unconditional money back guarantee for unsatisfactory service. This does not allow, however, a client company to trade back in unused numeric certificates. If eCom's customer's client is not satisfied with eCom's web site hosting service, a refund is issued and notice is given to the hosted client. However, no more than two refunds will be issued to the same client during a contract period.

Other eCom packages will include: (i) server co-location-$350-$650 per month for dedicated client servers; and (ii) individual business hosting solution sales-$89.95 per month. Additionally, eCom plans to assist companies with the utilization of the concept of satellite sites. A satellite site is a web site similar to a customer's main web site but works more like a direct mail piece to focus on a very targeted audience. By indexing these niche sites which directly point to a customer's main site, the Company believes that its customers will be able to draw more direct traffic to its main site.

Advertising and Promotion

The Company's advertising will focus primarily on the Las Vegas market during product introduction. Promotional activity will be in the form of the marketing collateral, mouse pads to package purchasing clients and thank you cards. Promotions in conjunction with package clients, and a portion of eCom's current clients will be in effect.

Sales

eCom's eventual phone sales representative will be focused on handling each of the product types described above and their perspective target markets.

Database

Additionally, a database of web sites, contacts, past sales and usage will be available for marketing and analysis.

eCom Regional Network Opportunities

The company believes that when there are at least 50 business web sites on its network, eCom might be able to begin to help (cross-sell service) these companies to generate additional revenue by placing banner advertising on the web sites. As business-to-business marketers look for additional avenues of advertising, the Company believes that these smaller niche sites can become a great instrument to carry its message.

Customer and Technical Support

The Company believes that reliable customer and technical support is critical to retaining existing and attracting new customers. The Company plans to achieve a high level of quality, responsiveness and productivity while focusing on developing relationships with customers. At this time, only telephone support during regularly-scheduled business hours and 24 e-mail support will be available.

The Company expects growth to place a significant strain on its managerial, operational, financial and information system resources. The Company expects demand on its network infrastructure, technical staff, and resources to grow rapidly as the Company expands its customer base. There can be no assurance that the Company's infrastructure, information systems, technical staff and resources will be adequate to facilitate the Company's growth. Presently, the Company's infrastructure can service approximately one-hundred (100) web site clients.

(3) Status of Any Announced New Product or Service

The Company has not announced any recent additions to the existing products and services it currently offers. Additionally, as a development stage company with very little operating history, the Company does not believe that it can accurately announce any status as to its current products or services as well.

(4) Industry Background

Network Infrastructure

The Internet is a collection of computer networks linking millions of public and private computers around the world. Historically, the Internet was used by government agencies and academic institutions to exchange information, public research, and transfer electronic mail. A number of factors, including the interface software and the wide accessibility of an increasingly robust network infrastructure, have combined to allow non-technical users to easily access the Internet and, in turn, have produced rapid growth in the number of Internet users.

The availability of Internet connectivity, advances in technologies required to navigate the Internet, and the proliferation of content and applications available over the Internet have attracted a rapidly growing number of users. Technological advances such as increases in microprocessor speeds, the introduction of innovative software tools and the development of higher bandwidth data networking technology have led to rapid innovation and development of enhanced Internet services.

The rapid development and growth of the Internet has resulted in a highly fragmented industry of over 4,000 national and local ISPs in the United States, with no dominant ISP serving the needs of small and medium sized businesses. The large national ISPs have primarily focused on the large businesses or consumer markets and lack the local presence to provide the customized, hands-on service required by small and medium sized businesses. The Company believes that independent local and regional ISPs generally have been more adept at serving can effectively serve the small and medium sized businesses, and that these ISPs are often the source of innovative Internet products and services.

The Emergence of the Internet

The emergence of the World Wide Web, the graphical, multimedia environment of the Internet, has resulted in the development of the Internet as a new mass communications medium. The ease and speed of publishing, distributing and communicating text, graphics, audio and video over the Internet has led to a proliferation of Internet-based services, including chat, online magazines, news feeds, interactive games and a wealth of educational and entertainment information, as well as to the development of online communities. In addition, the reduced cost of executing transactions over the Internet provides individuals and organizations with a new means to conduct business.

The deregulation of the telecommunications industry and advances in telecommunications technology have significantly increased the attractiveness of providing data communication applications and services over public networks.

Market for Internet Services

Internet connectivity and enhanced Internet services represent two of the fastest growing segments of the telecommunications services market. Businesses are increasingly recognizing that the Internet can significantly enhance communications among geographically distributed offices and employees as well as with customers and suppliers. In addition, the Internet presents a compelling profit opportunity for businesses as it enables them to reduce operating costs, access valuable information and reach new markets. As a result, businesses increasingly are utilizing the Internet for important applications such as sales, customer service and project coordination.

The surge in Internet usage has created a rapidly growing market for Internet services. Industry analysts have reported that small and medium sized businesses represent a potential market of over seven million customers in the US, and use of the Internet by this market segment is expected to grow substantially from its current low level of market penetration.

Industry analysts predict that dedicated connections to the Internet for small and medium sized businesses will grow from approximately 90,000 in 1996 to just under 800,000 in 2000, representing a 73% compounded annual growth rate. Small and medium sized businesses generally seek an ISP with locally based personnel who are readily available to respond to technical issues, who can assist in developing and implementing the customer's effective use of the Internet, and with whom they can establish a stable and long-term relationship. The Company believes that the next phase of growth in the Internet services market will require providers to address the needs of business users. Businesses may desire greater attention to detail and an increasing need for customized services. It is important to note that while it may be true that the industry as a whole may or may not continue to grow, there can be no certainty that the Company itself will be successful in participating in this growth. (See Risk Factors.)

(5) Raw Materials and Suppliers

The Company is an internet service provider, web site host and marketing company, and thus does not use raw materials or have any principal suppliers other than its present or future agreements with various low-cost internet service providers whose services and access we resell.

(6) Customers

The Company's focus is to provide reliable and cost efficient internet connectivity and other enhanced, easy-to-use internet services for small to medium-sized businesses. The Company plans to reach these customers via direct mail, telemarketing, seminars, trade shows, the Internet and the referral process. The Company does not anticipate that its revenues will be dependent on any one or even a few major customers.

(7) Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements, or Labor Contracts

The Company has filed a trade name filing with the Secretary of State of Nevada - eCom.com. Although the Company may file an application for national registry of the internet trade name, there can be no guarantee that the Company will in fact do so prior to an attempt by others to register the same or similar names. While the Company hopes that its first use and registration of the domain name is sufficient to protect its interests, it may be the case that a successful national registry application is requisite to securing the future and/or continued use of the name eCom.

Additionally, the Company believes that its success is dependent in part on its technology and its continuing right to use such technology. The Company plans to rely primarily on a combination of copyright, trademark and trade secret laws and contractual restrictions to establish and protect its proprietary rights. There can be no assurance that the steps taken by the Company will be sufficient to prevent misappropriation of its technology and other proprietary rights or that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technology.

Although the Company believes that its products and services do not infringe on any copyright or any other proprietary rights of third parties, there can be no assurance that those parties will not assert that eCom's services infringe their proprietary rights. The Company has no assurance that third parties will not obtain, or do not have, patents covering features of the Company's products, in which event the Company or its customers might be required to obtain licenses to use such features. If a patent holder refuses to grant a license on reasonable terms or at all, the Company may be required to alter certain products or stop marketing them.

(8) Regulation

The Company provides Internet services, in part, through data transmissions over public telephone lines. These transmissions are governed by regulatory policies establishing charges and terms for wire line communications. The Company currently is not subject to direct regulation by any governmental agency, however, other than regulations applicable to businesses in general. However, in the future, the Company could become subject to regulation by the FCC or another regulatory agency as a provider of basic telecommunications services.

(9)Effect of Existing or Probable Government Regulations

Due to the increasing use of the Internet, it is possible that additional laws and regulations may be adopted with respect to the Internet, covering issues such as content, user privacy, pricing and copyright and intellectual property protection and infringement. Changes in the regulatory environment relating to the Internet access industry, including regulatory changes that directly or indirectly affect telecommunications costs, could have an adverse material effect on the Company.

(10) Research and Development Activities

The Company has yet to incur any research and development costs from October 6, 1998 (date of inception) through December 31, 1999.

(11) Impact of Environmental Laws

The Company is not aware of any federal, state or local environmental laws which would effect its operations.

12)  Employees

The Company currently has one (1) employee: one President. The Company has no intention at this time to add employees.

(i) The Company's performance is substantially dependent on the performance of its corporate secretary, Ian Archibald. In particular, the Company's success depends on his ability to develop, design and create strategies for the company.

(ii) The Company does not carry key person life insurance on any of its personnel. The loss of the services of any of its executive officers or other key employees could have a material adverse effect on the business, results of operations and financial condition of the Company. The Company's future success also depends on its ability to retain and attract highly qualified technical and managerial personnel.

(iii) There can be no assurance that the Company will be able to retain its key managerial and technical personnel or that it will be able to attract and retain additional highly qualified technical and managerial personnel in the
future.   The inability to attract and retain the technical and managerial personnel necessary to support the growth of the Company's business, due to, among other things, a large increase in the wages demanded by such personnel, could have a material adverse effect upon the Company's business, results of operations and financial condition.

13)  Year 2000 Implications

The Year 2000 issue is the potential for system and processing failures of date-related data and the result of computer-controlled systems using two digits rather than four to define the applicable year. For example, computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transaction The Company may be affected by Year 2000 issues related to non-compliant information technology ("IT") systems or non-IT systems operated by the Company or by third parties.

The Company plans to design its own Web site, utilizing software from Microsoft, titled Front Page. This is the only system the company assessed for Year 2000 compliance. Company has not completed any assessment of internal and external (third-party) IT systems and non-IT systems. At this point, the Company is not currently aware of any Year 2000 problems relating to systems operated by the Company or by third parties that would have a material effect on the Company's business, results of operations or financial condition, without taking into account the Company's efforts to avoid such problems. Based on its assessment to date, the Company does not anticipate that costs associated with remediating the Company's non-compliant IT systems or non-IT systems will be material, although there can be no assurance to such effect.

Such a failure could prevent the Company from operating its business, prevent users from accessing the Company's Web site, or change the behavior of advertising customers or persons accessing the Company's Web site.

The Company believes that the primary business risks, in the event of such failure, would include, but not be limited to, lost of potential revenues, increased operating costs, loss of customers or persons accessing the Company's Web site, or other business interruptions of a material nature, as well as claims of mismanagement, misrepresentation, or breach of contract, any of which could have a material adverse effect on the Company's business, results of operations and financial condition.

14)  The Industry & Potential Effect on the Company's Plan of Operations

The rapid adoption of the Internet as a means to gather information, communicate, interact and be entertained, combined with the vast proliferation of Web sites, has made the Internet an important new mass medium. Industry estimates that the number of Web users exceeded 68 million in 1997, and will grow to over 319 million by 2002. The Internet enables advertisers to target advertising campaigns utilizing sophisticated databases of information on the users of various sites. As a result, the Internet has become a compelling means to advertise and market products and services. With the volume of sites and vast abundance of information available on the Internet, users are increasingly seeking an online home where they can interact with others with similar interests and quickly find information, products and services related to a particular interest or need.

These community sites offer a single location where users can build their personal Web sites and place them among the sites of others having similar interests. In addition, community sites generally offer services including access to e-mail accounts, chat rooms, news, and entertainment services, among other features. By satisfying the needs of its users, communities seek to establish a close relationship with their audience. As a result, the Company believes that users tend to be loyal to and spend more time online at community sites. The Company hopes to advertise their products at these community sites.

The market for Internet products and services is characterized by rapid technological developments, evolving industry standards and customer demands, and frequent new product introductions and enhancements. These market characteristics are exacerbated by the emerging nature of the market and the fact that many companies are expected to introduce new Internet products and services in the near future. The Company's future success will depend in part on its ability to continually improve the performance, features and reliability of the site in response to both evolving demands of the marketplace and competitive product and service offerings; and, there can be no assurance that the Company will be successful in doing so. Accordingly, the Company's future success will depend on its ability to adapt to rapidly changing technologies, to adapt to evolving industry standards and to continually improve the performance, features and reliability of its service in response to competitive service and product offerings and evolving demands of the marketplace. The failure of the Company to adapt to such changes would have a material adverse effect on the Company's business, results of operations and financial condition. In addition, the widespread adoption of new Internet, networking or telecommunications technologies or other technological changes could require substantial expenditures by the Company to modify or adapt its services or infrastructure, which could have a material adverse effect on the Company's business, results of operations and financial condition.

ITEM 2.  DESCRIPTION OF PROPERTY.

The Company's corporate headquarters are located at: 1776 Park Avenue, Suite #4, Park City, UT 84060. Registrant's telephone number, including area code:
(801) 580-2855. The office space is provided by one of the Directors of the Company at no cost to the Company.

ITEM 3.  LEGAL PROCEEDINGS.

As of the date hereof, eCom Corporation is not a party to any material legal proceedings, and none are known to be contemplated against eCom, Inc.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1999.

                                PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(i) Market Information
----------------------

Until October 27, 1999, there was no public trading market for the Company's stock. On that day the Company's common stock was cleared for trading on the OTC Bulletin Board system under the symbol ECCM. A very limited market exists for the trading of the Company's common stock.

The table below sets forth the high and low bid prices of our common stock for each quarter shown, as provided by the Nasdaq Trading and Market Services Research Unit. Quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.


FISCAL 1999                                  HIGH              LOW
--------------------------------             ----              ----
Quarter Ended March 31, 1999                 N/A               N/A
Quarter Ended June 30, 1999                  N/A               N/A
Quarter Ended September 30, 1999             N/A               N/A
Quarter ended December 31, 1999              $2.00             $0.37


Holders
-------

The approximate number of holders of record of common stock as of December 31, 1999 was fifty-seven (57).

Dividends
---------

Holders of common stock are entitled to receive such dividends as the board of directors may from time to time declare out of funds legally available for the payment of dividends. No dividends have been paid on our common stock, and we do not anticipate paying any dividends on our common stock in the foreseeable future.

(a) There is currently no Common Stock which is subject to outstanding options or warrants to purchase, or securities convertible into, the Company's common stock.

(b) There is currently no common stock of the Company which could be sold under Rule 144 under the Securities Act of 1933 as amended or that the registrant has agreed to register for sale by security holders.

(iv) Recent Sales of Unregistered Securities
--------------------------------------------

On February 1, 1999, the Company completed a direct public offering of shares of common stock of the Company pursuant to Regulation D, Rule 504, of the Securities Act of 1933, as amended, whereby it sold 207,450 shares of the Common Stock of the Company to 57 unaffiliated shareholders of record.
The purchase price of the shares for each shareholder was $0.10 or ten cents. The Company filed an original Form D with the Securities and Exchange Commission on or about December 15, 1998, and an amended, final Form D with the Securities and Exchange Commission on or about February 15, 1999. Mr. Anthony Mello and Mr. Bert Blevins on May 1st acquired 1,000,000 shares a piece at price of $0.01 per share for a total capital investment of $20,000. On December 13, 1999, a Buying Group, lead by CashCom Services Corporation, a Canadian Corporation, acquired 2,000,000 shares of eCom Corporation's common stock, pursuant to an Share Purchase Agreement by and between Janeva Corporation and Campbell Mello Associates Corporation The Buying Group paid to Janeva Corporation and Campbell Mello Associates Corporation the sum of two hundred ninety thousand dollars ($290,000.00) for the common shares. The source of the funds was paid by cash wire transfer. eCom Corporation, in reliance upon an exemption from the registration provisions of Section 5 of the Securities Act of 1993, as amended, pursuant to Regulation D, Rule 506, of the Act, issued 12,000,000 restricted shares of its common stock, on December 17, 1999, at one (1) cent per share for a Note which totaled one hundred twenty thousand ($120,000) dollars, along with interest in the amount of ten (10) percent. The restricted stock was sold to Lori Bird.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

(i) General
-----------

(1) During the twelve month operating period ended December 31, 1999, the Company incurred a net loss of $46,018 for general and administrative expenses related to start-up operations. In addition, the Company has generated revenues from operations through December 31, 1999 of $8,985.

On October 8, 1998, founding shareholders purchased 3,230,000 shares of the Company's authorized treasury stock for cash. Additionally, on February 1, 1999, the Company completed a direct public offering of 207,450 shares of the Common Stock of the Company to approximately fifty-seven (57) unaffiliated shareholders. This offering was made in reliance upon an exemption from the registration provisions of Section 4(2) of the Securities Act of 1993
(the "Act"), as amended, pursuant to Regulation D, Rule 504 of the Act.

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

The Company has yet to incur any research and development costs from October 6, 1998 (date of inception) through December 31, 1999, and the Company does not expect to incur any significant research and development expenses during the fiscal year ending December 31, 1999.

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

(ii) Results of Operations
--------------------------

As a developmental stage Company, the Company generated minimal revenues.
In addition, the Company does not expect to generate any significant revenues over the next approximately to twelve (12) months. During calendar year, 1999, the Company experienced net losses $46,018 against revenues of $8,985. The bulk of these expenses were for general and administrative costs. The Company does not have any material commitments for capital expenditures.

(iii) Liquidity and Capital Resources
-------------------------------------

On February 1, 1999, the Company completed a direct public offering of shares of common stock of the Company pursuant to Regulation D, Rule 504, of the Securities Act of 1933, as amended, whereby it sold 207,450 shares of the Common Stock of the Company to 57 unaffiliated shareholders of record.
The purchase price of the shares for each shareholder was $0.10 or ten cents. The Company filed an original Form D with the Securities and Exchange Commission on or about December 15, 1998, and an amended, final Form D with the Securities and Exchange Commission on or about February 15, 1999. Mr. Anthony Mello and Mr. Bert Blevins on May 1st acquired 1,000,000 shares a piece at price of $0.01 per share for a total capital investment of $20,000. On December 13, 1999, a Buying Group, lead by CashCom Services Corporation, a Canadian Corporation, acquired 2,000,000 shares of eCom Corporation's common stock, pursuant to an Share Purchase Agreement by and between Janeva Corp. and Campbell Mello Associates Corporation The Buying Group paid to Janeva Corporation and Campbell Mello Associates Corporation the sum of two hundred ninety thousand dollars ($290,000.00) for the common shares. The source of the funds was paid by cash wire transfer. eCom Corporation, in reliance upon an exemption from the registration provisions of Section 5 of the Securities Act of 1993, as amended, pursuant to Regulation D, Rule 506, of the Act, issued 12,000,000 restricted shares of its common stock, on December 17, 1999, at one (1) cent per share for a Note which totaled one hundred twenty thousand ($120,000) dollars, along with interest in the amount of ten (10) percent. The restricted stock was sold to Lori Bird.

The Company has no material commitments for capital expenditures nor does it foresee the need for such expenditures over the next year.

The Company has limited financial resources available, which has had an adverse impact on the Company's liquidity, activities and operations. These limitations have adversely affected the Company's ability to obtain certain projects and pursue additional business. There is no assurance that the proceeds of the Company will be able to raise sufficient funding to enhance the Company's financial resources sufficiently to generate volume for the Company.

ITEM 7.  FINANCIAL STATEMENTS.


                              eCom Corporation
                         (A Development Stage Company)

                                Balance Sheet
                                   as of
                         December 31, 1999 and 1998

                                    and

                             Income Statement,
                     Changes in Stockholders' Equity,
                               and Cash Flows
                   for the Year Ending December 31, 1999
                            and for the period
                     October 8, 1998 (Date of Inception)
                                  through
                              December 31, 1999


TABLE OF CONTENTS

                                                                   PAGE
Independent Auditor's Report                                       F-1

Balance Sheet                                                      F-2

Income Statement                                                   F-3

Statement of Stockholders' Equity                                  F-4

Statement of Cash Flows                                            F-5

Footnotes                                                          F-6-8


              See accompanying notes to financial statements.

G. BRAD BECKSTEAD
Certified Public Accountant
330 E. Warm Springs
Las Vegas, NV 89119
702.528.1984
425.928.2877 (efax)

INDEPENDENT AUDITOR'S REPORT


March 29, 2000

Board of Directors
eCom Corporation
Las Vegas, NV

I have audited the Balance Sheet of eCom Corporation (the "Company") (A Development Stage Company), as of December 31, 1999 and 1998, and the related Statements of Operations, Stockholders' Equity, and Cash Flows for the period October 18, 1998 (Date of Inception) to December 31, 1999. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement presentation. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of eCom Corporation, (A Development Stage Company), as of December 31, 1999 and 1998, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company has had limited operations and have not commenced planned principal operations. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters are also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ G. Brad Beckstead, CPA
---------------------------
G. BRAD BECKSTEAD
Certified Public Accountant


330 E. Warm Springs
Las Vegas, NV 89119
702.528.1984
425.928.2877 (efax)
                                 eCom Corporation
                         (a Development Stage Company)

                                 Balance Sheet
                            December 31, 1999 and 1998


BALANCE SHEET

                                     Assets

                                                   1999          1998
                                                   -----------------------
Current assets:
  Cash                                             $     41      $   3,981
                                                   --------      ---------
    Total current assets                                 41          3,981

Other assets:                                             0            280
                                                   --------      ---------
  Organization costs (net)                                0            280
                                                   --------      ---------
    Total other assets                             $     41      $   4,261
                                                   ========      =========
Total Assets

                       Liabilities and Stockholders' Equity

Current liabilities:
  Payroll taxes payable                            $  1,053      $       0
                                                   --------      ---------
    Total current liabilities                         1,053              0

Long-term debt                                            0              0
                                                   --------      ---------
Total Liabilities                                     1,053              0
                                                   --------      ---------

Stockholders' Equity:
  Common stock, $0.001 par value,
  20,000,000 shares authorized;
  17,437,450 shares issued and
  outstanding                                        17,437          3,230

Preferred stock, $0.001 par value,
  5,000,000 shares authorized; no
  shares issued and outstanding                           0              0

Additional paid-in capital                          149,308          2,770
Subscriptions receivable                           (120,000)             0
Deficit accumulated during development stage        (47,757)        (1,739)
                                                   ---------     ----------
      Total Stockholders' Equity                     (1,012)         4,261
                                                   ---------     ----------
Total Liabilities and Stockholders' Equity         $     41      $   4,261
                                                   =========     ==========

    See Independent Auditor's Report and Notes to Financial Statements.

                            eCom Corporation
                      (a Development Stage Company)

                             Income Statement
                   For the Year Ending December 31, 1999
                            and For the Period
           October 6, 1998 (Date of Inception) to December 31, 1999


INCOME STATEMENT


                                       October 6, 1998     October 6, 1998
                                     (Date of Inception) (Date of Inception)
                                       to December 31,     to December 31,
                               1999        1999                1998
                           -------------------------------------------------
Revenue                    $    8,985    $   8,985        $

General Administrative
   Expenses                    55,003        56,742             1,739
                           -----------   -----------       ----------
Net loss                   $  (46,018)   $  (47,757)       $    1,739
                           ===========   ===========       ==========

Weighted average
number of common
shares outstanding         17,437,450    17,437,450         3,437,450

Net loss per share        $         0   $         0        $      -
                          ===========   ===========        ==========




    See Independent Auditor's Report and Notes to Financial Statements.

                              eCom Corporation
                       (a Development Stage Company)

                 Statement of Changes in Stockholders' Equity
                    For the Year Ending December 31, 1999
                                and For the Period
            October 8, 1998 (Date of Inception) to December 31, 1999




STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                       Deficit
                                                       Accumulated   Total
               Common Stock     Sub-         Addit'l   During        Stock-
               ------------     scriptions   Paid-in   Development   holders'
             Shares     Amt.    Receivable   Capital   Stage         Deficit
             ---------------------------------------------------------------
Oct 8, 1998
Issued for
cash         3,230,000  $ 3,230  $           $  2,770  $             $  6,000

Net loss
Oct 8, 1998
(inception
to) Dec 31,
1998                                                      (1,739)      (1,739)
             ---------  -------- ----------  --------  -----------    --------
Balances as
of Dec 31,
1998         3,230,000    3,230                2,770      (1,739)       4,261

Feb 1, 1999
Issued for
cash           207,450      207               20,538                   20,745

May 3, 1999
Issued for
cash         1,000,000    1,000                9,000                   10,000

May 3, 1999
Issued for
services
provided     1,000,000    1,000                9,000                   10,000


Dec 17, 1999
Issued for
note
receivable  12,000,000   12,000   (120,000)  108,000                        0

Net loss
Jan 1, 1999
to Dec 31,
1999                                                     (46,018)     (46,018)
             ---------  -------- ----------  --------  -----------    --------
Balance as
of Dec 31,
1999        17,437,450  $17,437  $(120,000) $149,308    $(47,757)     $(1,012)
            ===================================================================


    See Independent Auditor's Report and Notes to Financial Statements.

                              eCom Corporation
                       (a Development Stage Company)

                           Statement of Cash Flows
                    For the Year Ending December 31, 1999
                                and For the Period
            October 8, 1998 (Date of Inception) to December 31, 1999




STATEMENT OF CASH FLOWS


                                         October 6, 1998     October 6, 1998
                                       (Date of Inception)  (Date of Inception)
                                         to December 31,     to December 31,
                                 1999          1999          1998
                           -------------------------------------------------
CASH FLOWS FROM OPERATING
ACTIVITIES
Net loss                        $ (46,018)     $  (47,757)   $    (1,739)
  Amortization
Adjustments to reconcile
net income to net cash used
by operating activities:

  (Increase) decrease in:
    Organizational costs              280               0           (295)
  Increase (decrease) in:
    Payroll taxes payable           1,053           1,053
                                ----------      ----------    -----------
Net cash used by operating
activities                        (44,685)        (46,704)        (2,019)

CASH FLOWS FROM INVESTING
ACTIVITIES
Net cash (used) by
investing activities                    0               0              0
                                ----------       ---------    -----------

CASH FLOWS FROM FINANCING
ACTIVITIES
   Issuance of capital stock      160,745         166,745          6,000
   Installment note -
   Subscriptions receivable      (120,000)       (120,000)
                                ----------      ----------    -----------
Net cash provided by
financing activities               40,745          46,745          6,000
                                ----------      ----------    -----------

Net(decrease) increase in cash     (3,940)             41          3,981
Cash - beginning                    3,981               0            -
                                ----------      ----------    -----------
Cash-ending                     $      41       $      41     $    3,981
                                ==========      ==========    ===========

Supplemental disclosures:

   Interest paid                $       0       $       0     $        0
                                ==========      ==========    ===========
   Income taxes paid                    0               0              0
                                ==========      ==========    ===========
   Non cash investing and
   financing activities:

     Common stock issued in
     exchange for services
     rendered                   $  10,000       $  10,000     $        0

     Common stock issued in
     exchange for installment
     note                         120,000         120,000              0
                                ----------      ----------    -----------
 Total noncash investing
 and financing activities       $ 130,000       $ 130,000
                                ==========      ==========    ===========




    See Independent Auditor's Report and Notes to Financial Statements.

eCom Corporation
(A Development Stage Company)
Notes to Financial Statements
December 31, 1999

Note 1 - History and Organization of the Company

The Company was organized on October 8, 1998 (Date of Inception) under the laws of the State of Nevada, eCom Corporation. The Company has minimal operations and in accordance with SFAS #7, the Company is considered a development stage company. The Company is authorized to issue 20,000,000 shares of $0.001 par value common stock and 5,000,000 shares of $0.001 par value preferred stock.

Note 2 - Summary of Significant Accounting Policies

Accounting policies and procedures have not been determined except as follows:

1. The Company uses the accrual method of accounting.

2. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ significantly from those estimates.

3. The Company maintains a cash balance in a non-interest-bearing bank that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with the maturity of three months or less are considered to be cash equivalents. There are no cash equivalents as of December 31, 1999.

4. Earnings per share (EPS) is computed using the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued. Since the Company has no common shares that are potentially issuable, such as stock options, convertible preferred stock and warrants, basic and diluted EPS are the same. The Company had no dilutive common stock equivalents such as stock options as of December 31, 1999.

5. The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid since inception.

6. The cost of equipment is depreciated over the estimated useful life of the equipment utilizing the straight-line method of depreciation.

7. The Company will review its need for a provision for federal income tax after each operating quarter and each period for which a statement of operations is issued.

8. The Company has adopted December 31 as its fiscal year end.

Note 3 - Subscriptions Receivable

Subscriptions receivable represents a $120,000 installment note receivable for stock issued. The note bears an interest rate of 10%, with one interest payment of $12,000 due on March 15, 2000 and one principal payment of $120,000 due on December 16, 2000. The note is unsecured and, if not collected, the common stock and additional paid-in capital accounts will be reduced accordingly.

eCom Corporation
(A Development Stage Company)
Notes to Financial Statements
December 31, 1999

Note 4 - Income Taxes

Income taxes are provided for using the liability method of accounting in accordance with Statement of Financial Accounting Standards No. 109 (SFAS #109) "Accounting for Income Taxes". A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Deferred tax expenses (benefit) results from the net change during the year of deferred tax assets and liabilities.

There is no provision for income taxes for the year ended December 31, 1999, due to the net loss and no state income tax in Nevada.

Note 5 - Stockholders' Equity

On October 8, 1998 the company issued 3,230,000 shares of its $0.001 par value common stock to a former director for cash in the amount of $6,000.

On February 1, 1999, the Company initiated a public offering of securities pursuant to Regulation D, Rule 504 of the Securities Act of 1933, as amended, and exemptions from state registration pursuant to various state security transactional exemptions. The Company sold 207,450 shares of Common Stock at a price of $0.10 per share for a total cash amount raised of $20,745.

On May 3, 1999, pursuant to Regulation D, Rule 504 of the Securities Act of 1933, as amended, the Company sold 1,000,000 shares of Common Stock for a cash price of $0.01 per share for a total amount raised of $10,000.

On May 3, 1999, the Company issued 1,000,000 shares of Common Stock to a former director in exchange for services worth $10,000 at the rate of $0.01 per share.

On December 17, 1999, the Company issued 12,000,000 shares of Common Stock in exchange for an installment note receivable.

There have been no other issuances of common or preferred stock.

Note 6 - Going Concern

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has not commenced its planned principal operations. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern.

The officers and directors are involved in other business activities and may, in the future become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

Note 7 - Related Party Transactions

The Company does not lease or rent any property. Office services are provided without charge by a director. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein.

Note 8 - Warrants and Options

There are no warrants outstanding to acquire any additional shares of common stock.

eCom Corporation
(A Development Stage Company)
Notes to Financial Statements
December 31, 1999

Note 9 - Year 2000 Issue

The Year 2000 issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using year 2000 dates is processed. In addition, similar problems may arise in systems which use certain dates in 1999 to represent something other than a date. The effects of the Year 2000 issue may be experienced before, on, or after January 1, 2000, and if not addressed, the impact on operations and financial reporting may range from minor errors to significant system failure which could affect an entity's ability to conduct normal business operations. It is not possible to be certain that all aspects of the Year 2000 issue affecting the entity, including those related to the efforts of customers, suppliers, or other third parties will be fully resolved.

-------------------------------------------------------------------------------


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On March 20, 2000, the Company filed Form 8-K with the United Stated Securities and Exchange Commission, in which the Company stated in Item 4 "Changes in Registrant's Certifying Account:"

     "The registrant has engaged G. Brad Beckstead, CPA as its principal accountant to replace its former principal account, James E. Slayton, CPA. The decision to change accountant was approved by the Audit Committee of the registrant. Neither of the reports of the former principal accountants on the financial statements for the period ending February 2, 1999 contained an adverse opinion or disclaimer of opinion, nor was either qualified or modified as to uncertainty, audit scope, or accounting principles. During the audited period ending February 2, 1999 and the subsequent interim period through March 15, 2000, there were no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the former account, would have in connection with his report. During the audited period ending February 2, 1999 and the subject interim period, the registrant has not consulted G. Brad Beckstead, CPA, regarding any matter requiring disclosure under Regulation 8-K, Item 304(a)(2). The registrant has provided James E. Slayton, CPA, a copy of this disclosure and has requested that James E. Slayton, CPA, furnish it with a letter addressed to the U. S. Securities and Exchange Commission dated
March 17, 2000 is filed as Exhibit No. 1 to this report on Form 8-K."

                                PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth the current officers and directors of eCom
Corporation:


Name                            Age          Position(s)
------------------------        ---         -----------------------------
Ian Archibald                   34           President, Secretary,
                                             Treasurer, Director


IAN ARCHIBALD

Mr. Archibald served as an officer in the US Air Force from 1987 to 1996 as a fighter pilot and instructor pilot. His positions included Safety Officer, maintenance test program developer, and airshow display coordinator and director. Mr. Archibald has been a commercial pilot and instructor for 16 years and has worked as a pilot for Delta Airlines since leaving the Air Force in 1996. Mr. Archibald received a Bachelor of Science degree in Engineering Mechanics from the US Air Force Academy in 1987.


Directors are elected in accordance with our bylaws to serve until the next annual stockholders meeting. eCom Corporation does not currently pay compensation to directors for services in that capacity.

Officers are elected by the board of directors and hold office until their successors are chosen and qualified, until their death or until they resign or have been removed from office. All corporate officers serve at the discretion of the board of directors. There are no family relationships between any director or executive officer and any other director or executive officer of eCom Corporation

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who beneficially own more than ten percent of a registered class of our equity securities (referred to as "reporting persons"), to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other eCom Corporation equity securities. Reporting persons are required by Commission regulations to furnish us with copies of all Section 16(a) forms they file.

ITEM 10.  EXECUTIVE COMPENSATION.

As a result of our the Company's current limited available cash, no officer or director received compensation during the fiscal year ended December 31, 1999. eCom Corporation intends to pay salaries when cash flow permits. No officer or director received stock options or other non-cash compensation during the fiscal year ended December 31, 1999. The Company does have employment agreements in place with each of its officer.


Name                                 Monthly Salary
----------------------------         ----------------
Ian Archibald                        $ 1,000


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the beneficial ownership of our outstanding common stock as of December 31, 1999, by each person known by eCom Corporation to own beneficially more than 5% of the outstanding common stock, by each of our directors and officer and by all of our directors and officers as a group. Unless otherwise indicated below, to our knowledge all persons listed below have sole voting and investment power with respect to their shares of common stock except to the extent that authority is shared by spouses under applicable law.





Name and Address                   Number of shares
of Beneficial Owner                Beneficially Owned       Percent of Class
-----------------------            -------------------      ----------------
Lori Bird (1)                      12,000,000               68.82%

CashCom Services Corporation (2)    1,900,000               10.89%

Campbell Mello Associates (3)       1,615,000                9.26%

Janeva Corporation (4)              1,615,000                9.26%

Ian Archibald (5)                     100,000                0.006%
   President, Secretary,
   Treasurer and Director
                           -------------------------------------------------
                                   17,230,000               98.236 %

All Officers and Directors	(1 person)
------------------------
(1)  Lori Bird, Box 770, Park City, UT  84060
(2)  Cashcom Services Corporation, 1017 PD Tower, Edmonton, Alberta  P5J2Z1
(3) Campbell Mello Associates Corporation, 3110 S. Valley View, Las Vegas, NV 89102
(4)  Janeva Corporation, 3110 S. Valley View, Las Vegas, NV  89102
(5)  Ian Archibald, 1815 Sun Park Dr. Park City, Utah 84098


B.  Persons Sharing Ownership of Control of Shares

No person other than Lori Bird and CashCom Services Corporation owns or shares the power to vote ten percent (10%) or more of the Company's securities.

C.  Non-voting Securities and Principal Holders Thereof

The Company has not issued any non-voting securities.

D.  Options, Warrants and Rights

There are no options, warrants or rights to purchase securities of the Company.

E.  Parents of Issuer

Under the definition of parent, as including any person or business entity who controls substantially all (more than 80%) of the issuers of common stock, the Company has no parents.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Through a Board Resolution, the Company hired the professional services of G. Brad Beckstead, CPA, Certified Public Accountant, to perform audited financials for the Company. Mr. Beckstead owns no stock in the Company. The company has no formal contracts with its accountant, he is paid on a fee for service basis.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  EXHIBITS.

The following documents are included or incorporated by reference as exhibits to this report:



EXHIBIT
  NO.                        DOCUMENT DESCRIPTION
-------  ----------------------------------------------------------------------
(3)      ARTICLES OF INCORPORATION AND BY-LAWS

  3.1    Articles of Incorporation of the Company(1)

  3.2    By-Laws of the Company(1)

(23)	   CONSENT OF EXPERTS AND COUNSEL

   23.1  Letter of Consent from James Slayton, CPA(1)

(27)     FINANCIAL DATA SCHEDULE

  27.1   Financial Data Schedule


----------
(1) Previously filed as an exhibit to our registration statement on Form 10-SB (the "Registration Statement"), which was originally filed on July 14, 1999, and incorporated herein by reference.


(b)  REPORTS ON FORM 8-K

eCom Corporation filed one Form 8-K during the fiscal year ended December 31, 1999. The Current Report, dated December 17, 1999 on Form 8-K containing information pursuant to Item 1, "Changes in Control of Registrant," pursuant to Item 5, "Other Materially Important Events," pursuant to Item 6, "Resignations of Registrant's Director's." These changes have been reflected in this Form 10KSB filing. eCom also filed a Current Report, dated March 20, 2000, on Form 8-K containing information pursuant to Item 4 ("Changes in Accountants") entitled "Changes in Registrant's Certifying Account." (See
Item 8 above, entitled, "Changes in and Disagreements with Accountants on Accounting and Financial Disclosure."

                               SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 27, 2000

eCom Corporation

By: /s/ Ian Archibald
----------------------------
Ian Archibald, President