Form 10QSB
period 2000-03-31
ECOM CORP
filed 2000-05-12
CIK 1081748

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                     Form 10-QSB

(Mark One)

[x]  Quarterly Report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended March 31, 2000
---------------------------------------------------------------------------

[ ] Transition Report under Section 13 or 15(d)of the Exchange Act For the Transition Period from ________ to ___________

---------------------------------------------------------------------------

                     Commission File Number: 0-26701
-------------------------------------------------------------------------

                            eCom Corporation
-------------------------------------------------------------------------
    (Exact name of small business issuer as specified in its charter)

             Nevada                                 88-0406874
-------------------------------            ------------------------------
(State or other jurisdiction of                  (I.R.S.   Employer
incorporation or organization)                   Identification No.)


             1776 Park Avenue, Unit #4, Park City, UT  84060
-------------------------------------------------------------------------
                (Address of principal executive offices)

                              (801) 580-2855
-------------------------------------------------------------------------
                           (Issuer's telephone number)

-------------------------------------------------------------------------

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                          Yes [ ]     No [X]

          APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
             PROCEEDING DURING THE PRECEDING FIVE YEARS

Check whether the Registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                                          Yes [ ]      No [ ]

               APPLICABLE ONLY TO CORPORATE ISSUERS

The Registrant has 17,437,450 shares of Common stock issued and outstanding, par value $.001 per share as of March 31, 2000. The
Registrant has no Preferred Stock issued nor outstanding as of March
31, 2000.

Traditional Small Business Disclosure Format (check one)

                                        Yes [  ] No [X]

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.................................   3
          CPA Review Letter....................................   4
          Balance Sheet (unaudited)............................   5
          Statements of Operations (unaudited).................   6
          Statements of Cash Flows (unaudited).................   7
          Notes to Financial Statements........................  8-11

Item 2.  Management's Discussion and Analysis of Plan
           of Operation........................................   11


PART II. OTHER INFORMATION

Item 1.   Legal Proceedings....................................   16

Item 2.   Changes in Securities and Use of Proceeds............   16

Item 3.   Defaults upon Senior Securities......................   16

Item 4.   Submission of Matters to a Vote
           of Security Holders.................................   16

Item 5.   Other Information.....................................  16

Item 6.   Exhibits and Reports on Form 8-K......................  16

Signatures......................................................  17


PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

(a) The unaudited financial statements of registrant for the three months ended March 31, 2000, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

G. BRAD BECKSTEAD
Certified Public Accountant
330 E. Warm Springs
Las Vegas, NV 89119
702.528.1984
425.928.2877 (efax)




INDEPENDENT ACCOUNTANT'S REVIEW REPORT



Board of Directors
Ecom, Inc.
Las Vegas, NV


I have reviewed the accompanying balance sheet of Ecom, Inc. (a development stage company) as of March 31, 2000 and the related statements of income and cash flows for the three-months ended March 31, 2000, and October 18, 1998 (Date of Inception) to March 31, 2000. These financial statements are the responsibility of the Company's management.

I conducted my reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion.

Based on my reviews, I am not aware of any material modifications that should be made to the accompanying financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States.



/s/ G. Brad Beckstead, CPA
--------------------------

May 9, 2000
Las Vegas, Nevada
License #2701
                                 eCom Corporation
                         (a Development Stage Company)

                                 Balance Sheet
                     December 31, 1999 and March 31, 2000


BALANCE SHEET

                                     Assets

                                                   Unaudited      Audited
                                                  ---------------------------
                                                   March 31       December 31
                                                   2000           1999
                                                   --------------------------
Current assets:
  Cash                                             $ 10,000      $      41
                                                   --------      ---------
    Total current assets                             10,000             41

Other assets:                                             0              0
                                                   --------      ---------
  Organization costs (net)                                0              0
                                                   --------      ---------
    Total other assets                             $ 10,000      $      41
                                                   ========      =========
Total Assets

                       Liabilities and Stockholders' Equity

Current liabilities:
  Payroll taxes payable                            $  1,053      $   1,053
                                                   --------      ---------
    Total current liabilities                         1,053          1,053

Long-term debt                                            0              0
                                                   --------      ---------
Total Liabilities                                     1,053          1,053
                                                   --------      ---------

Stockholders' Equity:
  Common stock, $0.001 par value,
  20,000,000 shares authorized;
  17,437,450 shares issued and
  outstanding                                        17,437         17,437

Preferred stock, $0.001 par value,
  5,000,000 shares authorized; no
  shares issued and outstanding                           0              0

Additional paid-in capital                          149,308        149,308
Subscriptions receivable                           (120,000)      (120,000)
Deficit accumulated during development stage        (37,798)       (47,757)
                                                   ---------     ----------
      Total Stockholders' Equity                     (1,053)        (1,012)
                                                   ---------     ----------
Total Liabilities and Stockholders' Equity         $ 10,000      $      41
                                                   =========     ==========

See Independent Accountant's Review Report and Notes to Financial Statements.

                            eCom Corporation
                      (a Development Stage Company)

                             Income Statement
                              For the Period
           October 6, 1998 (Date of Inception) to March 31, 2000
                            And For the Quarter
                            Ended March 31, 2000



INCOME STATEMENT

                             Unaudited          Unaudited
                             Quarter         October 6, 1998
                             Ended          (Date of Inception)
                             March 31         to March 31,
                               2000              2000
                           -------------------------------------
Revenue                    $        0        $     8,985

General Administrative
   Expenses                        41             56,783

Other income:
Interest                       10,000             10,000
                           -----------       -----------
Net income or (loss)       $    9,959        $   (37,798)
                           ===========       ===========

Weighted average
number of common
shares outstanding         17,437,450         17,437,450

Net loss per share        $         0        $         0
                          ===========        ===========




See Independent Accountant's Review Report and Notes to Financial Statements.

                               eCom Corporation
                       (a Development Stage Company)

                           Statement of Cash Flows
                    Quarter ended March 31, 2000 (Unaudited)
                            and For the Period
      October 8, 1998 (Date of Inception) to March 31, 2000 (Unaudited)




STATEMENT OF CASH FLOWS
                                Unaudited        Unaudited
                               -----------------------------------
                                Quarter        October 6, 1998
                                Ended          (Date of Inception)
                                March 31,      to March 31,
                                2000           2000
                               -----------------------------------
CASH FLOWS FROM OPERATING
ACTIVITIES
Net income or (loss)          $     9,959     $   (37,798)
  Amortization
Adjustments to reconcile
net income to net cash used
by operating activities:

  (Increase) decrease in:
    Organizational costs                               0
  Increase (decrease) in:
    Payroll taxes payable                          1,053
                                ----------    -----------
Net cash provided (used) by
operating activities                9,959        (36,745)

CASH FLOWS FROM INVESTING
ACTIVITIES
Net cash (used) by
investing activities                    0              0
                                ----------     ---------

CASH FLOWS FROM FINANCING
ACTIVITIES
   Issuance of capital stock                     166,745
   Installment note -
   Subscriptions receivable                     (120,000)
                                ----------     ----------
Net cash provided by
financing activities                     0         46,745
                                ----------     ----------

Net(decrease) increase in cash                     10,000
Cash - beginning                        41              0
                                ----------      ---------
Cash-ending                      $  10,000      $  10,000
                                ==========    ===========

Supplemental disclosures:

   Interest paid                $       0      $        0
                                ==========     ==========
   Income taxes paid                    0               0
                                ==========    ===========
   Non cash investing and
   financing activities:

     Common stock issued in
     exchange for services
     rendered                           -       $  10,000

     Common stock issued in
     exchange for installment
     note                               -         120,000
                                ----------      ----------
 Total noncash investing
 and financing activities               -       $ 130,000
                                ==========      ==========




See Independent Accountant's Review Report and Notes to Financial Statements.

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

3. The Company maintains a cash balance in a non-interest-bearing bank that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with the maturity of three months or less are considered to be cash equivalents. There are no cash equivalents as of March 31, 2000.

4. Earnings per share (EPS) is computed using the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued. Since the Company has no common shares that are potentially issuable, such as stock options, convertible preferred stock and warrants, basic and diluted EPS are the same. The Company had no dilutive common stock equivalents such as stock options as of March 31, 2000.

5. The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid since inception.

6. The Company will review its need for a provision for federal income tax after each operating quarter and each period for which a statement of operations is issued.

7. The Company has adopted December 31 as its fiscal year end.

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

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATIONS

eCom Corporation, hereinafter referred to as the ("Company") or ("eCom") is a developmental stage company with a principal business objective to provide reliable and cost efficient business Internet connectivity in the form of "website packages" for the business-to-business sector to use as rewards, coupons, or rebates. The Company's focus will be to provide reliable and cost efficient Internet connectivity and other enhanced, easy-to-use Internet services for small-to-medium-sized businesses. The growth of the Internet has accelerated the price sensitivity and commodity nature of this market. Industry analysts expect the size of the online market segment to grow rapidly as businesses increase their use of the Internet as a business marketing tool.

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

Going Concern - The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has not commenced its planned principal operations. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern.

The officers and directors are involved in other business activities and may, in the future become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

Unclassified Balance Sheet - In accordance with the provisions of SFAS No. 53, the Company has elected to present an unclassified balance sheet.

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


The Company has not pursued or explored any opportunities for an acquisition or merger. This does not preclude that the Company may not explore any opportunities in the future.

Results of Operations

As a developmental stage Company, the Company did not generate any revenues. In addition, the Company does not expect to generate any significant revenues over the next approximately to twelve (12) months. During the First Quarter, the Company experienced net losses $41 against no revenues. These expenses were for minor miscellaneous costs incurred during Quarter. The Company does not have any material commitments for capital expenditures.


Plan of Operation

(1) During the First Quarter operating period ended March 31, 2000, the Company incurred a net loss of $41 for minor miscellaneous costs. In addition, the Company did not generate any revenues from operations through March 31, 2000.

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

As of the date of this filing, the Company has approximately seventeen million four hundred thirty-seven thousand four-hundred and fifty (17,437,450) shares of its $0.001 par value common voting stock issued and outstanding which are held by approximately fifty-nine (59) shareholders of record. Management anticipates that the proceeds from financing transactions delineated above will be sufficient to provide for the Company's capital needs for the next approximately three (3) to six (6) months.

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

Liquidity and Capital Resources

On February 1, 1999, the Company completed a direct public offering of shares of common stock of the Company pursuant to Regulation D, Rule 504, of the Securities Act of 1933, as amended, whereby it sold 207,450 shares of the Common Stock of the Company to 57 unaffiliated shareholders of record. The purchase price of the shares for each shareholder was $0.10 or ten cents. The Company filed an original Form D with the Securities and Exchange Commission on or about December 15, 1998, and an amended, final Form D with the Securities and Exchange Commission on or about February 15, 1999. Mr. Anthony Mello and Mr. Bert Blevins on May 1st acquired 1,000,000 shares a piece at price of $0.01 per share for a total capital investment of $20,000. On December 13, 1999, a Buying Group, lead by CashCom Services Corporation, a Canadian Corporation, acquired 2,000,000 shares of eCom Corporation's common stock, pursuant to an Share Purchase Agreement by and between Janeva Corp. and Campbell Mello Associates Corporation The Buying Group paid to Janeva Corporation and Campbell Mello Associates Corporation the sum of two hundred ninety thousand dollars ($290,000.00) for the common shares. The source of the funds was paid by cash wire transfer. eCom Corporation, in reliance upon an exemption from the registration provided in the Securities Act of 1993, as amended, pursuant to Regulation D, Rule 506, of the Act, issued 12,000,000 restricted shares of its common stock, on December 17, 1999, at one (1) cent per share for a Note which totaled one hundred twenty thousand ($120,000) dollars, along with interest in the amount of ten (10) percent. The restricted stock was sold to Lori Bird.

The Company has no material commitments for capital expenditures nor does itforesee the need for such expenditures over the next year.

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

The Company's performance is substantially dependent on the performance of its corporate secretary, Ian Archibald. In particular, the Company's success depends on his ability to develop, design and create strategies for the company. The loss of the services of any of its executive officer could have a material adverse effect on the business, results of operations and financial condition of the Company. The Company's future success also depends on its ability to retain and attract highly qualified technical and managerial personnel.

Market For Company's Common Stock

Until October 27, 1999, there was no public trading market for the Company's stock. On that day the Company's common stock was cleared for trading on the OTC Bulletin Board system under the symbol ECCM. A very limited market exists for the trading of the Company's common stock.

The approximate number of holders of record of common stock as of March 31, 2000 was fifty-seven (57).

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


Forward-Looking Statements

This Form 10-QSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-QSB which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), finding suitable merger or acquisition candidates, expansion and growth of the Company's business and operations, and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results or developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, general economic market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company.

This Form10-QSB contains statements that constitute "forward-looking statements." These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as "believes," "anticipates," "expects," "estimates," "plans," "may," "will," or similar terms. These statements appear in a number of places in this Registration and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) trends affecting the Company's financial condition or results of operations for its limited history; (ii) the Company's business and growth strategies; (iii) the Internet and Internet commerce; and, (iv) the Company's financing plans. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Factors that could adversely affect actual results and performance include, among others, the Company's limited operating history, dependence on continued growth in the use of the Internet, the Company's inexperience with the Internet, potential fluctuations in quarterly operating results and expenses, security risks of transmitting information over the Internet, government regulation, technological change and competition.

Consequently, all of the forward-looking statements made in this Form 10-QSB are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements.

                           PART II OTHER INFORMATION

ITEM 1.  Legal Proceedings

As of the date hereof, eCom Corporation is not a party to any material legal proceedings, and none are known to be contemplated against eCom, Inc.

ITEM 2.  Changes in Securities and Use of Proceeds

None.

ITEM 3.  Defaults upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

During the quarter ended March 31, 2000, no matters were submitted to the Company's security holders.

ITEM 5.  Other Information

None.

ITEM 6.  Exhibits and Reports on Form 8-K

eCom Corporation filed one Form 8-K during the fiscal year ended
December 31, 1999. The Current Report, dated December 17, 1999 on Form 8-K containing information pursuant to Item 1, "Changes in Control of Registrant," pursuant to Item 5, "Other Materially Important Events," pursuant to Item 6, "Resignations of Registrant's Director's." These changes have been reflected in this Form 10KSB filing. eCom also filed a Current Report, dated March 20, 2000, on Form 8-K containing information pursuant to Item 4 ("Changes in Accountants") entitled "Changes in Registrant's Certifying Account."
(See Item 8 above, entitled, "Changes in and Disagreements with Accountants on Accounting and Financial Disclosure."

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            eCom Corporation
                                            (Registrant)


Dated:  May 10, 2000

/s/ Ian Archibald
-----------------------
Ian Archibald
President and Chief Executive Officer