Form 10QSB
period 2000-06-30
ECOM CORP
filed 2000-08-14
CIK 1081748

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                     Form 10-QSB

(Mark One)

[x] Quarterly Report under Section 13 or 15(d) of the Securities
    Exchange Act of 1934

             For the quarterly period ended June 30, 2000
---------------------------------------------------------------------------

[ ] Transition Report under Section 13 or 15(d)of the Exchange Act For the Transition Period from ________ to ___________
---------------------------------------------------------------------------

                     Commission File Number: 0-26701
---------------------------------------------------------------------------

                              eCom Corporation
---------------------------------------------------------------------------
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

                                          Yes [ ]      No [ ]

                   APPLICABLE ONLY TO CORPORATE ISSUERS

The Registrant has 17,437,450 shares of Common stock issued and outstanding, par value $.001 per share as of June 30, 2000. The
Registrant has no Preferred Stock issued nor outstanding as of June
30, 2000.

Traditional Small Business Disclosure Format (check one)

                                        Yes [  ] No [X]

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.................................   4
          CPA Review Letter....................................   5
          Balance Sheet (unaudited)............................   6
          Statements of Operations (unaudited).................   7
          Statements of Cash Flows (unaudited).................   8
          Notes to Financial Statements........................  9-11

Item 2.  Management's Discussion and Analysis of Plan
           of Operation........................................   12


PART II. OTHER INFORMATION

Item 1.   Legal Proceedings....................................   17

Item 2.   Changes in Securities and Use of Proceeds............   17

Item 3.   Defaults upon Senior Securities......................   17

Item 4.   Submission of Matters to a Vote
           of Security Holders.................................   17

Item 5.   Other Information.....................................  17

Item 6.   Exhibits and Reports on Form 8-K......................  17

Signatures......................................................  18

                                      3
PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

(a) The unaudited financial statements of registrant for the six months ended June 30, 2000, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

G. BRAD BECKSTEAD
Certified Public Accountant
330 E. Warm Springs
Las Vegas, NV 89119
702.528.1984
425.928.2877 (efax)




                       INDEPENDENT ACCOUNTANT'S REVIEW REPORT

Board of Directors
eCom Corporation
(a Development Stage Company)
Las Vegas, NV

I have reviewed the accompanying balance sheet of eCom Corporation (a Nevada corporation) (a development stage company) as of June 30, 2000 and the related statements of operations for the three-month and six-month periods ended June 30, 2000 and 1999 and for the period October 6, 1998 (Inception) to June 30, 2000, and statements of cash flows for the six-month periods ending June 30, 2000 and 1999 and for the period October 6, 1998 (Inception) to June 30, 2000. These financial statements are the responsibility of the Company's management.

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

Based on my reviews, I am not aware of any material modifications that should be made to the accompanying financial statements referred to above for them to be in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company has had limited operations and has not commenced planned principal operations. This raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

I have previously audited, in accordance with generally accepted auditing standards, the balance sheet of eCom Corporation (a development stage company) as of December 31, 1999, and the related statements of operations, stockholders' equity, and cash flows for the year then ended and for the period October 6, 1998 (Inception) to December 31, 1999 (not presented herein) and in my report dated March 29, 2000, I expressed an unqualified opinion on those financial statements.


/s/ G. Brad Beckstead, CPA
-------------------------
August 2, 2000
                             eCom Corporation
                        (A Development Stage Company)
                               Balance Sheet
                     June 30, 2000 and June 30, 2000


BALANCE SHEET
                                     (unaudited)
                                       June 30         December 31,
                                         2000             2000
                                       -------         -----------
ASSETS
Current Assets:
Cash                                   $     313       $     41
                                       ---------       --------
Total Current                          $     313       $     41
                                       ---------       --------

Total Assets                           $     313       $     41
                                       =========       ========

Current liabilities:
Payroll taxes payable                  $       -       $  1,053
                                       ---------       --------
Total current liabilities                      -              -
                                       ---------       --------
Long-term liabilities                          -          1,053
                                       ---------       --------

Liabilities and Stockholders' Equity

Preferred stock, $0.001 par value,
20,000,000 shares authorized, zero
shares issued and outstanding                  -              -

Common stock, $0.001 par value,
    80,000,000 shares authorized;
    17,437,450 shares issued and
    outstanding                           17,437         17,437

Additional paid-in capital               149,308        149,308

Deficit accumulated during
development stage                        (54,432)      (47,757)
                                         --------      --------
Total Stockholders' Equity                   313        (1,012)
                                         --------      --------
Total Liabilities and
    Stockholders' Equity                 $   313       $     41
                                         ========      ========



See accompanying Notes are an Intregal Part of These Financial Statements.

                            eCom Corporation.
                       (A Development Stage Company)


                           Statement of Operations
         For the Three Months and Six Months Ending June 30, 2000
       and For the Period October 6, 1998 (Inception) to June 30, 2000


STATEMENT OF OPERATIONS

                              Three months          Six months     Oct 6, 1998
                              ------------          ----------      (Inception)
                           ending     ending     ending     ending       to
                           June 30,   June 30,   June 30,   June 30,  June 30,
                            2000       1999       2000       1999      2000
                          -------    -------    -------    -------    -------
Revenue                   $     -    $     -    $     -    $     -   $  8,985
                          -------    -------    -------    -------    -------

Expenses:

General administrative
    expenses               18,634     15,366     18,675     32,360     75,417
Total expenses             18,634     15,366     18,675     32,360     75,417
                          -------    -------    -------    -------    -------

Other income:
Interest income             2,000          -     12,000          -     12,000
                          -------    -------    -------    -------    -------
Total other income          2,000          -     12,000          -     12,000
                          -------    -------    -------    -------    -------
Net loss                 $(16,634)  $(15,366)  $(6,675)   $(32,360)  $(54,432)
                         =========  =========  ========   =========  =========

Weighted average
number of
common shares
outstanding           17,437,450  5,437,450  17,437,450  5,437,450  17,437,450
                      ==========  =========  ==========  =========  ==========
Net loss per share       $     -    $     -    $      -   $      -   $      -
                         =======    =======    ========   ========   ========




 See accompanying Notes are an Intregal Part of These Financial Statements.

                                 eCom Corporation
                          (A Development Stage Company)

                             Statement of Cash Flows
               For the Six Months Ending June 30, 2000 and 1999
      and For the Period October 6, 1998 (Inception) to June 30, 2000


STATEMENT OF CASH FLOWS

                                                                Oct 6, 1998
                                                               (Inception) to
                                           June 30,   June 30,    June 30,
                                            2000       1999        2000
                                           --------   --------  -------------
CASH FLOWS USED BY OPERATING ACTIVITIES
Net loss                                    $ (6,675) $ (32,360)   $ (54,432)
Adjustments to reconcile net income to net
Cash used by operating activities                  -          -            -

Stock issued for services provided
   to the Company                                  -     10,000       10,000

(Increase) decrease in:
   Organizational costs, net                       -        280            -
Increase (decrease) in:
   Payroll taxes payable                      (1,053)      (150)           -
                                            --------   ---------  ----------
Net cash used by operating activities         (7,728)   (22,230)    (44,432)
                                             --------  ---------    --------

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash provided (used)
    by investing activities                        -         -            -
                                            --------   -------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES

Issuance of capital stock                          -    24,475       36,745
                                           ---------  --------    ---------
Receipts from subscriptions receivable         8,000         -        8,000
                                           ---------  --------    ---------
Net cash provided by
     financing activities                      8,000    24,475       44,745
                                           ---------  --------    ---------

Net increase in cash                             272     2,245          313

Cash - beginning                                  41     3,981            -
                                           ---------   -------    ---------
Cash - ending                               $    313   $ 6,226     $    313
                                            ========   ========    ========

Supplemental disclosures:

Interest paid                               $     -   $     -      $      -
                                            =======   ========     ========
Income taxes paid                           $     -   $     -      $      -
                                            =======   ========     ========

Non-cash investing and
financing activities:
Stock issued for services
provided to the company                     $    -    $ 10,000     $ 10,000
Common stock issud for
subscription receibable                          -           -      120,000
                                            -------   --------     --------
Total non-cash investing
and financing activities                    $    -    $ 10,000     $130,000
                                            =======   ========     ========


 See accompanying Notes are an Intregal Part of These Financial Statements.

                              eCom Corporation
                         (A Development Stage Company)
                                  Footnotes


Note 1 - History and Organization of the Company

The Company was organized on October 6, 1998 (Date of Inception) under the laws of the State of Nevada, eCom Corporation. The Company has minimal operations and in accordance with SFAS #7, the Company is considered a development stage company. The Company was initially authorized to issue 20,000,000 shares of $0.001 par value common stock and 5,000,000 shares of $0.001 par value preferred stock. The board of directors amended the articles of incorporation of the Company and increased the number of authorized shares of $0.001 par value common stock to 80,000,000 shares and the number of authorized shares of $0.001 par value preferred stock to 20,000,000 shares.

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

3. The Company maintains a cash balance in a non-interest-bearing bank that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with the maturity of three months or less are considered to be cash equivalents. There are no cash equivalents as of June 30, 2000.

4. Earnings per share (EPS) is computed using the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued. Since the Company has no common shares that are potentially issuable, such as stock options, convertible preferred stock and warrants, basic and diluted EPS are the same. The Company had no dilutive common stock equivalents such as stock options as of June 30, 2000.

5. The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid since inception.

6. The Company will review its need for a provision for federal income tax after each operating quarter and each period for which a statement of operations is issued.

7.  The Company has adopted December 31 as its fiscal year end.

                              eCom Corporation
                         (A Development Stage Company)
                                  Footnotes


Note 3 - Subscriptions Receivable

Subscriptions receivable represents a $120,000 installment note receivable for stock issued. The note bears an interest rate of 10%, with one interest payment of $12,000 due on March 15, 2000 and one principal payment of $120,000 due on December 16, 2000. The note is unsecured and, if not collected, the common stock and additional paid-in capital accounts will be reduced accordingly. As of June 30, 2000, the $12,000 interest payment and $8,000 of the principal balance has been received.

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

There is no provision for income taxes for the year ended June 30, 2000, due to the net loss and no state income tax in Nevada.

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

                              eCom Corporation
                         (A Development Stage Company)
                                  Footnotes


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

Earnings per share (EPS) is computed using the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued. Since the Company has no common shares that are potentially issuable, such as stock options, convertible preferred stock and warrants, basic and diluted EPS are the same. The Company had no dilutive common stock equivalents such as stock options as of June 30, 2000.


The Company has not pursued or explored any opportunities for an acquisition or merger. This does not preclude that the Company may not explore any opportunities in the future.

Results of Operations

As a developmental stage Company, the Company did not generate any revenues. In addition, the Company does not expect to generate any significant revenues over the next approximately to twelve (12) months. During the Second Quarter, the Company experienced net losses $16,634 against no revenues. These expenses represented general administrative costs incurred during Quarter. The Company does not have any material commitments for capital expenditures.

Plan of Operation

(1) During the Second Quarter operating period ended June 30, 2000, the Company had interest income of $2,000 and expenses of $18,634 in general Administrative expenses, for a total net loss for the Second Quarter of $16,634. In addition, the Company did not generate any revenues from operations through June 30, 2000.

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

The approximate number of holders of record of common stock as of June 30, 2000 was fifty-seven (57).

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

                           PART II OTHER INFORMATION

ITEM 1.  Legal Proceedings

The Company from time to time may be involved in litigation incident to the conduct of its business. Certain litigation with third parties and present and former shareholders of the Company are routine and incidental. During the Second Quarter, the Company, as the Plaintiff, filed a lawsuit regarding a shareholder dispute. The outcome of this lawsuit has yet to be settled; and, as with any lawsuit, the outcome could have a material adverse affect on the Company.

ITEM 2.  Changes in Securities and Use of Proceeds

None.

ITEM 3.  Defaults upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

During the quarter ended June 30, 2000, the majority of stockholders' of the Company voted to increase the number of the Company's authorized Common Shares, from twenty million (20,000,000) to eighty million (80,000,000) shares; and to increase the number of the Company's authorized Preferred Shares, from five million (5,000,000) to twenty million (20,000,000) shares.

ITEM 5.  Other Information

None.

ITEM 6.  Exhibits and Reports on Form 8-K

The Company filed a Current Report dated March 20, 2000 on Form 8-K containing information pursuant to Item 4 ("Changes in Accountants") entitled "Changes in Registrant's Certifying Account."

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            eCom Corporation
                                            (Registrant)


Dated:  August 10, 2000

/s/ Ian Archibald
-----------------------
Ian Archibald
President and Chief Executive Officer