Form 10QSB
period 2000-09-30
ECOM CORP
filed 2000-11-14
CIK 1081748

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                     Form 10-QSB

(Mark One)

[x]  Quarterly Report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended September 30, 2000
---------------------------------------------------------------------------

[ ] Transition Report under Section 13 or 15(d)of the Exchange Act For the Transition Period from ________ to ___________
---------------------------------------------------------------------------

                     Commission File Number: 0-26701
---------------------------------------------------------------------------

                             eCom Corporation
---------------------------------------------------------------------------
    (Exact name of small business issuer as specified in its charter)

             Nevada                               88-0406874
  -------------------------------            ---------------------
  (State or other jurisdiction of             (I.R.S.  Employer
  incorporation or organization)              Identification No.)

             1776 Park Avenue, Unit #4, Park City, UT  84060
---------------------------------------------------------------------------
               (Address of principal executive offices)

                                 (801) 580-2855
---------------------------------------------------------------------------
                           (Issuer's telephone number)

---------------------------------------------------------------------------

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

                                          Yes [ ]      No [ ]


                   APPLICABLE ONLY TO CORPORATE ISSUERS

The Registrant has 21,336,190 shares of Common stock issued and outstanding, par value $.001 per share as of September 30, 2000. The Registrant has no Preferred Stock issued nor outstanding as of June 30, 2000.

Traditional Small Business Disclosure Format (check one)

                                        Yes [  ] No [X]

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.................................   4
          Balance Sheet (unaudited)............................   5
          Statements of Operations (unaudited).................   6
          Statements of Cash Flows (unaudited).................   7
          Notes to Financial Statements........................  8-10

Item 2.  Management's Discussion and Analysis of Plan
           of Operation........................................   11


PART II. OTHER INFORMATION

Item 1.   Legal Proceedings....................................   16

Item 2.   Changes in Securities and Use of Proceeds............   16

Item 3.   Defaults upon Senior Securities......................   16

Item 4.   Submission of Matters to a Vote
           of Security Holders.................................   16

Item 5.   Other Information.....................................  16

Item 6.   Exhibits and Reports on Form 8-K......................  16

Signatures......................................................  17

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

(a) The unaudited financial statements of registrant for the nine months ended September 30, 2000, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

                             eCom Corporation
                        (A Development Stage Company)
                               Balance Sheet
                 September 30, 2000 and December 31, 1999


BALANCE SHEET
                                     (unaudited)
                                       Sept 30         December 31,
                                         2000             1999
                                       -------         -----------
ASSETS
Current Assets:
Cash                                   $      313       $     41
Accounts Receivable                       755,000
Receivables in escrow                   1,079,952
                                       ----------       --------
Total Current                          $1,835,265       $     41
                                       ----------       --------
Other Assets:

Long Term Investments                  $1,435,000              -
                                       ----------       --------
Total Other Assets                     $1,435,000              -
                                       ----------       --------
Total Assets:                          $3,270,265       $     41
                                       ==========       ========

Current liabilities:

Payroll taxes payable                  $       -        $  1,053
                                       ---------        --------
Total current liabilities                      -               -
                                       ---------        --------
Long-term liabilities                          -           1,053
                                       ---------        --------

Liabilities and Stockholders' Equity:

Preferred stock, $0.001 par value,
    20,000,000 shares authorized, zero
    shares issued and outstanding              -               -

Common stock, $0.001 par value,
    80,000,000 shares authorized;
    21,336,190 shares issued and
    outstanding as of 09/30/00            21,336          17,437

Additional paid-in capital             3,941,094         149,308

Deficit accumulated during
development stage                       (692,165)        (47,757)
                                      ----------      -----------
Total Stockholders' Equity             3,270,265          (1,012)
                                      ----------      -----------
Total Liabilities and
    Stockholders' Equity              $3,270,265       $      41
                                      ==========       =========



See accompanying Notes are an Intregal Part of These Financial Statements.

                               eCom Corporation.
                        (A Development Stage Company)

                           Statement of Operations


STATEMENT OF OPERATIONS

                              Three months          Nine months    Oct 6, 1998
                              ------------          ----------     (Inception)
                           ending     ending    ending     ending      to
                           Sept 30,  Sept 30,  Sept 30,   Sept 30,  Sept 30,
                            2000      1999       2000       1999      2000
                          -------   -------   -------    -------    -------
Revenue                   $     -   $ 3,515   $     -    $ 8,350   $    8,985
                          -------   -------   --------    -------   ---------

Expenses:

General administrative
    expenses              628,748     8,939     647,423    53,206     704,165
                          -------     -----    --------    ------    --------
Total expenses            628,748     8,939     647,423    53,206     704,165
                          -------     -----    --------    ------    --------

Other income:
Interest income                 -         -     12,000          -      12,000
                          -------   -------    -------    -------    --------
Total other income              -         -     12,000          -      12,000
                          -------   -------     -------    -------   --------
Net loss                $(628,748) $(5,424)  $(635,423)  $(44,856)  $(692,165)
                        ========== =========   ========   =========  =========

Weighted average
number of
common shares
outstanding           18,956,863  4,437,450  18,163,754  3,946,906   9,426,312
                      ==========  =========  ==========  =========  ==========
Net loss per share     $(0.03)    $(0.001)    $ (0.03)   $ (0.01)    $ (0.07)
                       =======    ========    ========   ========    ========




 See accompanying Notes are an Intregal Part of These Financial Statements.

                               eCom Corporation
                          (A Development Stage Company)

                             Statement of Cash Flows
               For the Nine Months Ending September 30, 2000 and 1999
      and For the Period October 6, 1998 (Inception) to September 30, 2000


STATEMENT OF CASH FLOWS

                                                                Oct 6, 1998
                                                               (Inception) to
                                           Sept 30,   Sept 30,    Sept 30,
                                            2000       1999        2000
                                           --------   --------  -------------
CASH FLOWS USED BY OPERATING ACTIVITIES
Net loss                                    $(628,748) $ (44,856)  $(683,180)
Adjustments to reconcile net income to net
Cash used by operating activities                  -          -            -

Stock issued for services provided
   to the Company                                  -          -       10,000
                                            --------   ---------  -----------
Net cash used by operating activities        (628,748)   (44,856)   (673,180)
                                             --------  ---------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash provided (used)
    by investing activities                (1,435,000)        -   (1,435,000)
                                           ---------    -------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES

Issuance of capital stock                   3,143,700    36,475    3,180,445
                                           ----------  --------   ----------
Receipts from subscriptions receivable              -         -        8,000
Receivables                                (1,079,952)        -   (1,079,952)
                                           ---------   --------   ----------
Net cash provided by
     financing activities                   2,063,748    36,475    2,108,493
                                           ----------  --------   ----------

Net increase in cash                                0     8,111          313

Cash - beginning                                  313     6,457            -
                                           ----------   -------   ----------
Cash - ending                               $     313   $ 1,654   $      313
                                            =========   ========  ==========


 See accompanying Notes are an Intregal Part of These Financial Statements.

                              eCom Corporation
                         (A Development Stage Company)
                                  Footnotes

Note 1. - Basis of Presentation

The financial statements included herein have been prepared by eCom Corporation (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In conformity with Regulation S-X, these financial statements do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.

In the opinion of management, the unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position and results of operations. The results for the three month period ended June 30, 2000 are not necessarily indicative of the results expected for the full fiscal year.

Note 2 - History and Organization of the Company

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

Note 3 - Summary of Significant Accounting Policies

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

3. The Company maintains a cash balance in a non-interest-bearing bank that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with the maturity of three months or less are considered to be cash equivalents. There are no cash equivalents as of September 30, 2000.

4. Earnings per share (EPS) is computed using the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued. Since the Company has no common shares that are potentially issuable, such as stock options, convertible preferred stock and warrants, basic and diluted EPS are the same. The Company had no dilutive common stock equivalents such as stock options as of September 30, 2000.

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


Note 4 - Subscriptions Receivable

Subscriptions receivable represents a $120,000 installment note receivable for stock issued. The note bears an interest rate of 10%, with one interest payment of $12,000 due on March 15, 2000 and one principal payment of $120,000 due on December 16, 2000. The note is unsecured and, if not collected, the common stock and additional paid-in capital accounts will be reduced accordingly. As of September 30, 2000, the $12,000 interest payment and $8,000 of the principal balance has been received.

Note 5 - Income Taxes

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

There is no provision for income taxes for the year ended September 30, 2000, due to the net loss and no state income tax in Nevada.

Note 6 - Stockholders' Equity

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

On September 30, 2000, pursuant to Regulation D, Rule 505 of the Securities Act of 1933, as amended, the Company sold 3,898,740 of it $0.001 par value, Common stock for a cash price of $1.00 per share to approximately 191 shareholders.

There have been no other issuances of common or preferred stock.

                              eCom Corporation
                         (A Development Stage Company)
                                  Footnotes


Note 7 - Going Concern

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

Note 8 - Related Party Transactions

The Company does not lease or rent any property. Office services are provided without charge by a director. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein.

Note 9 - Warrants and Options

There are no warrants outstanding to acquire any additional shares of common stock.

Note 10 - Year 2000 Issue

The Y2K issue had no effect on this Company.

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

Earnings per share (EPS) is computed using the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued. Since the Company has no common shares that are potentially issuable, such as stock options, convertible preferred stock and warrants, basic and diluted EPS are the same. The Company had no dilutive common stock equivalents such as stock options as of September 30, 2000.


The Company has not pursued or explored any opportunities for an acquisition or merger. This does not preclude that the Company may not explore any opportunities in the future.

Results of Operations

As a developmental stage Company, the Company did not generate any revenues. In addition, the Company does not expect to generate any significant revenues over the next approximately to twelve (12) months. During the Third Quarter, the Company experienced net losses $628,748 against no revenues. These expenses represented the cost for the Company to raise money for its Regulation D, 505 Offering during the Quarter. The Company does not have any material commitments for capital expenditures.

Plan of Operation

(1) During the Third Quarter operating period ended September 30, 2000, the Company had no revenues and expenses of $628,748, which represented
The cost to sell 3,898,740 shares of its restricted stock in a Regulation
D, 505 Offering. In addition, the Company did not generate any revenues from operations from January 1, 2000 through September 30, 2000.

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

On September 30, 2000, pursuant to Regulation D, Rule 505 of the Securities Act of 1933, as amended, the Company sold 3,898,740 of it $0.001 par value, Common stock for a cash price of $1.00 per share to approximately 191 shareholders. Through this Offering, the company raised $3,143,700. The cost to the Company to raise these funds amounted to: $628,748, which left the Company $2,514,952. The Company invested $1,435,000 of these funds into ACS, a separate non-affiliated corporation. The remaining funds of $1,079,952 are being held in escrow with an additional $755,000 as an account receivable.

As of the date of this filing, the Company has approximately twenty-one million million three hundred thirty-six thousand one-hundred and ninety (21,336,190) shares of its $0.001 par value common voting stock issued and outstanding which are held by approximately two hundred thirteen (213)
shareholders of record.   Management anticipates that the proceeds from
financing transactions delineated above will be sufficient to provide for the Company's capital needs for the next approximately three (3) to six (6) months.

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

On September 30, 2000, pursuant to Regulation D, Rule 505 of the Securities Act of 1933, as amended, the Company sold 3,898,740 of it $0.001 par value, Common stock for a cash price of $1.00 per share to approximately 191 shareholders. Through this Offering, the company raised $3,143,700. The cost to the Company to raise these funds amounted to: $628,748, which left the Company $2,514,952. The Company invested $1,435,000 of these funds into ACS, a separate non-affiliated corporation. The remaining funds of $1,079,952 are being held in escrow with an additional $755,000 as an account receivable.

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

The approximate number of holders of record of common stock as of September 30, 2000 was two hundred thirteen (213). Approximately, one hundred and ninety-one shareholders hold restricted stock in the company.

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

                           PART II OTHER INFORMATION

ITEM 1.  Legal Proceedings

The Company from time to time may be involved in litigation incident to the conduct of its business. Certain litigation with third parties and present and former shareholders of the Company are routine and incidental. During the Third Quarter, the Company, as the Plaintiff, filed a lawsuit regarding a shareholder dispute. The outcome of this lawsuit has yet to be settled; and, as with any lawsuit, the outcome could have a material adverse affect on the Company.

ITEM 2.  Changes in Securities and Use of Proceeds

None.

ITEM 3.  Defaults upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

None.

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

                                             eCom Corporation
                                             ----------------
                                               (Registrant)


Dated:  November 13, 2000

/s/ Ian Archibald
-----------------------
Ian Archibald
President and Chief Executive Officer