Form 10QSB/A
period 2000-09-30
ECOM CORP
filed 2000-11-16
CIK 1081748

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                          Amendment No. 1 to Form 10-QSB

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

                           PART II OTHER INFORMATION

ITEM 1.  Legal Proceedings

The Company is not a party to any legal proceedings.

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


Dated:  November 15, 2000

/s/ Ian Archibald
-----------------------
Ian Archibald
President and Chief Executive Officer