Form 10KSB
period 2000-12-31
ECOM CORP
filed 2001-04-12
CIK 1081748

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB

(Mark One)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

     For the fiscal year ended December 31, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________ to ___________

                        Commission File Number: 0-26701

                                 eCom Corporation
                  --------------------------------------------
                 (Name of small business issuer in its charter)

               Nevada                              88-0406874
     -------------------------------             --------------
     (State or other jurisdiction of             (IRS Employer
     incorporation or organization)              Identification
                                                 Number)

            2078 Prospecter Avenue, Park City, UT         84060
        ---------------------------------------------   ----------
          (Address of principal executive offices)      (Zip Code)


   Registrant's telephone number, including area code: (435) 655-0856
                                                       --------------

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

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The issuer is a developmental stage company, and as such has yet to generate any revenues this past calendar year.

     Based on the average if the closing bid and asked prices of the issuer's common stock on December 31, 2000, the aggregate market value of the voting stock held by non-affiliates of the registrant on that date was $24,707,732.

     As of December 31, 2000, the issuer had 21,424,190 shares of common stock outstanding.

     Documents incorporated by reference: See Item 13. Exhibits and Reports on Form 8-K in Part III

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                    CONTENTS

                                                                          PAGE
PART I

    Item 1.  Description of Business........................................3
    Item 2.  Description of Property....................................... 9
    Item 3.  Legal Proceedings............................................. 9
    Item 4.  Submission of Matters to a Vote of Security Holders........... 9

PART II

    Item 5.  Market for Common Equity and Related Stockholder Matters......10
    Item 6.  Management's Discussion and Analysis or Plan of Operation.....12
    Item 7.  Financial Statements..........................................15
    Item 8.  Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure........................17

PART III

    Item 9.  Directors, Executive Officers, Promoters and Control
                Persons; Compliance with Section 16(a) of the
                Exchange Act...............................................18
    Item 10. Executive Compensation........................................18
    Item 11. Security Ownership of Certain Beneficial Owners and
                Management.................................................19
    Item 12. Certain Relationships and Related Transactions................20
    Item 13. Exhibits and Reports on Form 8-K..............................21

SIGNATURES   ..............................................................22



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

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

(a) BUSINESS DEVELOPMENT

(i) Business Development, Organization and Acquisition Activities
-----------------------------------------------------------------

eCom Corporation, hereinafter referred to as the ("Company") or ("eCom") or ("ECCM"), was organized by the filing of Articles of incorporation with the Secretary of State of the State of Nevada on October 6, 1998. The original articles of the Company authorized the issuance of twenty million (20,000,000) shares of Common Stock at a par value of $0.001 per share. March 31, 2000, the Company amended its Articles of Incorporation to increase the number of authorized the issuance of eighty million (80,000,000) shares of Common Stock and twenty million (20,000,000) Preferred Shares. On June 30, the Company once again amended its Articles of Incorporation to increase the number of authorized the issuance of two hundred million (200,000,000) shares of Common Stock. The number of Preferred Shares remained at twenty million (20,000,000).

The Company is a developmental stage company whose original principal business objective was to provide reliable and cost efficient business Internet connectivity in the form of "website packages" for the business-to-business sector to use as rewards, coupons, or rebates. Although the Company's original business objective has not been completely abandoned, due to the struggle of Internet companies in the past year, the Company is currently assessing various options and strategies to become a profitable corporation.

The original focus of the Company was to become a regional provider (Nevada initially) of Internet connectivity and enhanced Internet services to small and medium sized businesses. Key elements of the Company's strategy included:
(i) consolidate the independent ISP industry in Nevada by acquiring additional local and regional ISPs focused on the Company's target market; (ii) integrate the operations of its ISPs focused on the operational economies of scale by leveraging its infrastructure and support services; (iii) develop and offer additional high-margin enhanced services to increase revenues from existing and future customers; and (iv) build customer loyalty and gain market share by expanding the Company's local technical, distribution and service capabilities and establishing eCom's regional brand name recognition.

Based on adverse market conditions and the failure of many Internet "dot.com" companies, ECCM has reconsidered its original business plan, and is currently developing other business strategies.

 B. Business of Issuer

(1) Principal Products and Services and Principal Markets

Overview

eCom is a developmental stage company whose original principal business objective was to provide reliable and cost efficient business Internet connectivity in the form of "website packages" for the business-to-business sector to use as rewards, coupons, or rebates. The Company's originally focused on providing reliable and cost efficient Internet connectivity and other enhanced, easy-to-use Internet services for small-to medium-sized
businesses.   The Company attempted to develop a presence as an Internet
Service Provider ("ISP") that was to host business websites for a monthly fee.

ECCM provided businesses with free web site hosting and then planned on cross-selling or up-selling web site and related marketing services as another service. The Company gave away free websites to secure the business and the capacity to cross-sell additional services - link service, satellite sites, commerce activity, response forms, template sites and other product and services for which we charge fees. The Company has determined that this is no longer a viable strategy, in the current market conditions for generating ISP business.

The Company hoped that its above products and services could blend into serving the web designer market. The Company was unable to develop a customer base, that would support continue to support the Company, as such it did not develop a web designer market.

After the Company evaluated its market, particularly within the State of Nevada and Utah, it has recognized that the market has changed for its services, and based on adverse market conditions that Internet companies are struggling to remain going concerns, the Company is seeking new initiatives.

(2) Status of Any Announced New Product or Service

The Company has not announced any recent additions to the existing products and services. Additionally, as a development stage company with very little operating history, the Company does not believe that it can accurately announce any status as to its current products or services as well. (See "Current Developments" for the Company's investment in ACS Sports.)

(3) Raw Materials and Suppliers

The Company's is a service based Company, therefore, it does not produce or supply raw materials.

(4) Customers

The Company's original focus was to provide reliable and cost efficient internet connectivity and other enhanced, easy-to-use internet services for small to medium-sized businesses. Based on changing market conditions, in the ISP market, the Company has been unable to develop a customer base. As such, it is re-evaluating its original business plan and is researching other strategies to pursue.

(5) Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements, or Labor Contracts

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

(6) Regulation

The Company provided Internet services, in part, through data transmissions over public telephone lines. These transmissions are governed by regulatory policies establishing charges and terms for wire line communications. The Company currently is not subject to direct regulation by any governmental agency, however, other than regulations applicable to businesses in general. However, in the future, the Company could become subject to regulation by the FCC or another regulatory agency as a provider of basic telecommunications services.

(7) Research and Development Activities

The Company has yet to incur any research and development costs from October 6, 1998 (date of inception) through December 31, 2000.

(8) Impact of Environmental Laws

The Company is not aware of any federal, state or local environmental laws which would effect its operations.

(9)  Employees

The Company currently has one (1) employee: one President. The Company has no intention at this time to add employees.

(i) The Company's performance is substantially dependent on the performance of its office, Ian Archibald. In particular, the Company's success depends on his ability to develop, create and execute strategies for the company.

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

(10)  Current Developments

During the calendar year, the company set-out to merger with ACS Sports, a Delaware corporation. The company did sign an agreement to merger with this Company. Although this merger did not take place, the Company did forward
ACS Sports $1,415,000 for a 10% convertible promissory note. In the event that ACS Sports.com, Inc. defaults on the note, the Company has the right to convert the note to shares of ACS Sports.com common stock at a rate of 1 share to $1.00 of principal and interest due at the time of conversion (See Financial Note 2).

The Company now has an investment in ACS Sports.com, Inc. which partners with professional teams, leagues and sports-related organizations to design, build host and manage their "official" presence on the worldwide web. ACS Sport has already established itself as a market leader in this niche by developing partnerships with 11 domestic professional sports franchises across three sports, three regional sports media companies and two major professional leagues and is rapidly developing dominant positions in regional markets across the country and the world, networking geographically and/or affinity linked sports content. ACS Sports partners include the New York Yankees, New York Mets, Denver Broncos, Anaheim Might Ducks and Comcast Sportsnet. ACS Sports creates the leading interactive sports destinations for its properties by combining its proprietary online custom publishing system, community building and technology convergence with each property's unique content, established brand and fan base.

ACS Sports is not focused on building its brand with consumers (Business-to-Consumer) but instead dedicated to providing an internet branding vehicle to sports teams and organizations (Business-to-Business). ACS Sports is committed to augmenting the brand power of its partner properties while remaining inconspicuous to the site traffic across its "invisible" network.
All marketing costs to promote the site in the ACS network are borne by its partners as ACS Sports typically negotiates in its contracts with teams, leagues or media companies for the property to provide ACS Sports promotional "value-in-kind" services to generate interest in and drive consumer traffic to its "official" Website. In these arrangement, the team, league and/or broadcast partner guarantees certain promotion minimums with respect to various outlets, including: stadium signage, in-game billboards, TV & radio sports, print materials, and designated promotion game-days. The Company has 75 employees and has just completed the build-out of a state-of-the-art website.

ACS Sports' predominant business is the creation and management of Websites for sports organizations. The Company has secured Website partnerships in four categories: team, league, regional sports portal, and specialty site. The ACS Sports property base currently comprises 11 team sites spanning three leagues, 2 individual league sites, 4 regional sports portals, and 1 specialty site.

In forming the full-service, online conduit for teams to reach their fan bases, ACS Sports works with the teams to design, develop and maintain their sites. Once created, ACS Sports maintains each site through a dedicated, on-site staff composed of a Webmaster, multimedia producer, and a beatwriter that travels with the team.

(11)  Subsequent Event

In early January, 2001, the Company entered into a agreement to merger with CacheStream Corporation. The Company has forwarded to-date, $450,000 to CacheStream on a convertible note.

Risk Factors
------------

ECCM has devoted much of its time and resources in identifying market/client needs. With the rapid technological changes in "competitors" software packages it is difficult for ECCM to be on the cutting edge. Therefore, ECCM is evaluating its future plans to be going concern. That being the case and the limited number of staff available at this time severely hampers the company's ability for earnings. The company's competitors have larger marketing and sales organizations, greater financial resources, and superior sized software development staffs. This places the competition at a significant advantage. ECCM's only alternative to compete favorably is to concentrate on the "hands on" approach with its clients, satisfy their needs, and use them to build their client base or look for other opportunities to pursue. ECCM does not have many resources at this time.


Potential Fluctuations in Operating Results; Quarterly Fluctuations

The Company's operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside the Company's control. As a strategic response to changes in the competitive environment, the Company may from time to time have to make certain pricing, marketing decisions or acquisitions that could have a material short-term or long-term adverse effect on the Company's business, results of operations and financial condition.

Risks Associated With New Services, Features and Functions

There can be no assurance that the Company would be able to expand its operations in a cost-effective or timely manner or that any such efforts would maintain or increase overall market acceptance. Furthermore, any new business launched by the Company that is not favorably received by consumers could damage the Company's reputation and diminish the value of its brand name. Expansion of the Company's operations in this manner would also require significant additional expenses and development, operations train the Company's management, financial and operational resources. The lack of market acceptance of the Company's products would result in the Company's inability to generate satisfactory revenues and its inability to offset their costs could have a material adverse effect on the Company's business, results of operations and financial condition.

Risks Associated with Acquisitions

If appropriate opportunities present themselves, the Company would acquire businesses, technologies, services or product(s) that the Company believes are strategic. The process of integrating an acquired business, technology, service or product(s) into the Company may result in unforeseen operating difficulties and expenditures and may absorb significant management attention that would otherwise be available for ongoing development of the Company's business. Moreover, there can be no assurance that the anticipated benefits of any acquisition will be realized. Future acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities and/or amortization expenses related to goodwill and other intangible assets, which could materially adversely affect the Company's business, results of operations and financial condition. Any future acquisitions of other businesses, technologies, services or product(s) might require the Company to obtain additional equity or debt financing, which might not be available on terms favorable to the Company, or at all, and such financing, if available, might be dilutive.

ITEM 2.  DESCRIPTION OF PROPERTY.

The Company's corporate headquarters are located at: 2078 Prospecter Avenue, Park City, UT 84060. Registrant's telephone number, including area code:
(435) 655-0856. The office space is provided by one of the Directors of the Company at no cost to the Company.

ITEM 3.  LEGAL PROCEEDINGS.

As of the date hereof, eCom Corporation is not a party to any material legal proceedings, and none are known to be contemplated against eCom, Inc.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fiscal year ended December 31, 2000.

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




FISCAL 1999                                  HIGH              LOW
--------------------------------             ----              ----
Quarter Ended March 31, 1999                 N/A               N/A
Quarter Ended June 30, 1999                  N/A               N/A
Quarter Ended September 30, 1999             N/A               N/A
Quarter ended December 31, 1999              $2.00             $0.37

FISCAL 2000                                  HIGH              LOW
--------------------------------             ----              ----
Quarter Ended March 31, 2000                 $4.03             $0.37
Quarter Ended June 30, 2000                  $7.31             $2.00
Quarter Ended September 30, 2000             $4.92             $2.00
Quarter ended December 31, 2000              $3.98             $0.81



Holders
-------

The approximate number of holders of record of common stock as of December 31, 2000 was two hundred eighteen (218).

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

(iv) Recent Sales of Unregistered Securities
--------------------------------------------

On February 1, 1999, the Company completed a direct public offering of shares of common stock of the Company pursuant to Regulation D, Rule 504, of the Securities Act of 1933, as amended, whereby it sold 207,450 shares of the Common Stock of the Company to 57 unaffiliated shareholders of record.
The purchase price of the shares for each shareholder was $0.10 or ten cents. The Company filed an original Form D with the Securities and Exchange Commission on or about December 15, 1998, and an amended, final Form D with the Securities and Exchange Commission on or about February 15, 1999. Mr. Anthony Mello and Mr. Bert Blevins on May 1st acquired 1,000,000 shares a piece at price of $0.01 per share for a total capital investment of $20,000. On December 13, 1999, a Buying Group, lead by CashCom Services Corporation, a Canadian Corporation, acquired 2,000,000 shares of eCom Corporation's common stock, pursuant to an Share Purchase Agreement by and between Janeva Corporation and Campbell Mello Associates Corporation. The Buying Group paid to Janeva Corporation and Campbell Mello Associates Corporation the sum of two hundred ninety thousand dollars ($290,000.00) for the common shares. The source of the funds was paid by cash wire transfer. eCom Corporation, in reliance upon an exemption from the registration provisions of Section 5 of the Securities Act of 1993, as amended, pursuant to Regulation D, Rule 506, of the Act, issued 12,000,000 restricted shares of its common stock, on December 17, 1999, at one (1) cent per share for a Note which totaled one hundred twenty thousand ($120,000) dollars, along with interest in the amount of ten (10) percent. The restricted stock was sold to Laurie Bird Kitts.

On September 30, 2000, the Company issued 3,986,740 shares of its $0.001 par value common stock for cash of $3,231,825 and Subscription Receivables of $755,000. The shares were issued pursuant to Rule 506, Regulation D, of the Securities and Exchange Commission Act of 1933, offering. The funds received from investors are being held in escrow by a third-party escrow agent until such time as all monies have been received from the Subscription Receivables. $1,435,000 have been disbursed from escrow as an investment in an unrelated company (See Note 2).

As of the date of this filing, the Company has approximately twenty-one million four hundred twenty-four thousand one-hundred and ninety (21,424,190) shares of its $0.001 par value common voting stock issued and outstanding which are held by approximately two hundred eighteen (218)
shareholders of record.   Management anticipates that the proceeds from
financing transactions delineated above will be sufficient to provide for the Company's capital needs for the next approximately three (3) to six (6) months.

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

(i) General
-----------

(1) During the twelve month operating period ended December 31, 2000, the Company incurred a net loss of $717,609, or a loss of $0.06 per share, this compared to a net loss for the same period last year of $46,018, or $0.01 per share.

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

As of December 31, 2000, the Company has approximately 21,424,190 shares of its $0.001 par value common voting stock issued and outstanding which are held by approximately two hundred eighteen (218) shareholders of record.
Out of the 21,424,190 common shares, 19,842,492 are restricted and 1,581,698 Common shares are considered free trading.

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

Realization of significant sales of the Company's products and services during the fiscal year ending December 31, 2000 is vital to its plan of operations. To this end, management is currently executing its strategy as previously delineated in this Registration Statement.

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

(ii) Results of Operations
--------------------------

As a developmental stage Company, the Company generated minimal revenues.
In addition, the Company does not expect to generate any significant revenues over the next approximately to twelve (12) months. During calendar year, 2000, the Company experienced net losses $717,609 against no revenues.
The bulk of these expenses were for general and administrative costs. The Company does not have any material commitments for capital expenditures.

(iii) Liquidity and Capital Resources
-------------------------------------

On February 1, 1999, the Company completed a direct public offering of shares of common stock of the Company pursuant to Regulation D, Rule 504, of the Securities Act of 1933, as amended, whereby it sold 207,450 shares of the Common Stock of the Company to 57 unaffiliated shareholders of record.
The purchase price of the shares for each shareholder was $0.10 or ten cents. The Company filed an original Form D with the Securities and Exchange Commission on or about December 15, 1998, and an amended, final Form D with the Securities and Exchange Commission on or about February 15, 1999. Mr. Anthony Mello and Mr. Bert Blevins on May 1st acquired 1,000,000 shares a piece at price of $0.01 per share for a total capital investment of $20,000. On December 13, 1999, a Buying Group, lead by CashCom Services Corporation, a Canadian Corporation, acquired 2,000,000 shares of eCom Corporation's common stock, pursuant to an Share Purchase Agreement by and between Janeva Corporation and Campbell Mello Associates Corporation The Buying Group paid to Janeva Corporation and Campbell Mello Associates Corporation the sum of two hundred ninety thousand dollars ($290,000.00) for the common shares. The source of the funds was paid by cash wire transfer. eCom Corporation, in reliance upon an exemption from the registration provisions of Section 5 of the Securities Act of 1993, as amended, pursuant to Regulation D, Rule 506, of the Act, issued 12,000,000 restricted shares of its common stock, on December 17, 1999, at one (1) cent per share for a Note which totaled one hundred twenty thousand ($120,000) dollars, along with interest in the amount of ten (10) percent. The restricted stock was sold to Laurie Bird Kitts.

On September 30, 2000, the Company issued 3,986,740 shares of its $0.001 par value common stock for cash of $3,231,825 and Subscription Receivables of $755,000. The shares were issued pursuant to Rule 506, under Regulation D, of the Securities and Exchange Commission Act of 1933, offering. The funds received from investors are being held in escrow by a third-party escrow agent until such time as all monies have been received from the Subscription Receivables. $1,435,000 have been disbursed from escrow as an investment in an unrelated company. The Company advanced $1,415,000 to ACSSports.com, Inc., a Delaware corporation for a 10% convertible promissory note. In the event that ACSSports.com, Inc. defaults on the note, the Company has the right to convert the note to shares of ACSSports.com common stock at a rate of 1 share to $1.00 of principal and interest due at the time of conversion (See Financial Note 2).

As December 31, 2000, the Company has approximately 21,424,190 shares of its $0.001 par value common voting stock issued and outstanding which are held by
approximately two hundred eighteen (218) shareholders of record.   Management
anticipates that the proceeds from financing transactions delineated above will be sufficient to provide for the Company's capital needs for the next approximately three (3) to six (6) months.

The Company entered into a Letter of Agreement for a private equity line of Common Stock, pursuant to Regulation D, with Swartz Private Equity, LLC ("Swartz"). Under this agreement, Swartz shall make a firm commitment to purchase the Company's securities under the Equity Line and shall sell the securities under a qualified prospectus. The Private Equity Line shall be placed to Swartz under Regulation D. Subject to an effective Registration Statement and ending 36 months from the effective Registration date, ECCM shall have the right at its sole discretion to put Common Stock (each, a "Put" to Swartz. For each Put, Swartz shall receive an amount of warrants equal to 10% of the number of shares purchased under such Put, exercisable at the Exercise Price equal to 110% of the Market Price for each Put.

ITEM 7.  FINANCIAL STATEMENTS.


                                eCom Corp
                      (A Development Stage Company)

                               Balance Sheet
                                   as of
                      December 31, 2000 and 1999

                                    and

                           Statements of Income,
                        Stockholders' Equity, and
                                Cash Flows
                           for the year ended
                            December 31, 2000 and 1999
                            and for the period
                       October 6, 1998 (Inception)
                           to December 31, 2000


                              TABLE OF CONTENTS


                                                                  PAGE
Independent Auditor's Report                                       F-1

Balance Sheet                                                      F-2

Income Statement                                                   F-3

Statement of Stockholders' Equity                                  F-4

Statement of Cash Flows                                            F-5

Footnotes                                                          F-6-10

                                    16

G. BRAD BECKSTEAD
---------------------------
Certified Public Accountant
                                                  330 E. Warm Springs
                                                  Las Vegas,  NV 89119
                                                  702.528.1984
                                                  425.928.2877 (efax)

                        INDEPENDENT AUDITOR'S REPORT

March 29, 2001

Board of Directors
eCom Corp
Las Vegas, NV

I have audited the Balance Sheets of eCom Corp (the "Company") (a Development Stage Company), as of December 31, 2000 and 1999, and the related Statements of Operations, Stockholders' Equity, and Cash Flows for the years then ended, and for the period October 6, 1998 (Date of Inception) to December 31, 2000. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the Balance Sheets of eCom Corp as of December 31, 2000 and 1999, and its related statements of operations, equity and cash flows for the years then ended, and for the period October 6, 1998 (Date of Inception) to December 31, 2000, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has had limited operations and have not commenced planned principal operations. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ G. Brad Beckstead, CPA
--------------------------
G. Brad Beckstead, CPA
                                 eCom Corporation
                         (a Development Stage Company)

                                 Balance Sheet


BALANCE SHEET

Assets
                                                   December 31,  December 31,
                                                      2000          1999
                                                   -----------------------
Current assets:
  Cash                                             $   (1,748)   $      41
  Funds held in escrow                              1,079,952            -
                                                   --------      ---------
    Total current assets                            1,078,204           41
                                                   ----------    ----------
Long-term note receivable                           1,435,000            -
                                                   ----------    ---------
Total Assets                                        2,513,204           41
                                                   ==========    =========

Liabilities and Stockholders' Equity

Current liabilities                                $      -      $       -
                                                   --------      ---------
    Total current liabilities                             -              -


Stockholders' Equity:
Preferred stock, $0.001 par value,
  20,000,000 shares authorized; zero
  shares issued and outstanding                           -              -

  Common stock, $0.001 par value,
  80,000,000 shares authorized;
  21,424,190 and 17,437,450 shares
  issued and outstanding at
  December 31, 2000 and 1999
  respectively                                       21,424        17,437

Additional paid-in capital                        4,132,146       149,308
Subscriptions receivable                           (875,000)     (120,000)
Deficit accumulated during development stage       (765,366)      (47,757)
                                                   ---------     ----------
   Total Stockholders' Equity (deficit)           2,513,204        (1,012)
                                                   ---------     ----------
Total Liabilities and Stockholders' Equity         $2,513,204    $      41
                                                   =========     ==========

The accompanying notes are an integral part of these financial statements.

                            eCom Corporation
                      (a Development Stage Company)

                             Statement of Operations


STATEMENT OF OPERATIONS

                            For the years ended   October 6, 1998
                                 December 31       (Inception) to
                            ---------------------    December 31
                               2000        1999          2000
                            ---------    --------   -------------
Revenue                    $       -     $   8,985        $     8,985
                           ---------     ----------       -----------
Expenses:
  General Administrative     729,609        55,003            786,351
                           -----------   -----------       ----------
    Total Expenses            55,003        56,742              1,739
                           -----------   -----------       -----------

Other income:
  Interest income             12,000             -             12,000
                           -----------   -----------       ----------
    Total other income        12,000             -             12,000
                           -----------   -----------       ----------
Net loss                   $(717,609)   $  (46,018)       $  (765,366)
                           ===========   ===========       ==========

Weighted average
number of common
shares outstanding         12,331,468     5,807,447        12,331,468

Net loss per share        $     (0.06)  $     (0.01)       $    (0.06)
                          ===========   ===========        ==========


The accompanying notes are an integral part of these financial statements.

                              eCom Corporation
                       (a Development Stage Company)

                 Statement of Changes in Stockholders' Equity
 For the Period October 8, 1998 (Date of Inception) to December 31, 2000


STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                       Deficit
                                                       Accumulated   Total
               Common Stock     Sub-         Addit'l   During        Stock-
               ------------     scriptions   Paid-in   Development   holders'
             Shares     Amt.    Receivable   Capital   Stage         Deficit
             ---------------------------------------------------------------
Oct 8, 1998
Issued for
cash         3,230,000  $ 3,230  $       -   $  2,770  $             $  6,000

Net loss
Oct 8, 1998
(inception
to) Dec 31,
1998                                                      (1,739)      (1,739)
             ---------  -------- ----------  --------  -----------    --------
Balances as
of Dec 31,
1998         3,230,000    3,230          -     2,770      (1,739)       4,261

Feb 1, 1999
Issued for
cash           207,450      207               20,538                   20,745

May 3, 1999
Issued for
cash         1,000,000    1,000                9,000                   10,000

May 3, 1999
Issued for
services
provided     1,000,000    1,000                9,000                   10,000


Dec 17, 1999
Issued for
note
receivable  12,000,000   12,000   (120,000)  108,000                        0

Net loss
Jan 1, 1999
to Dec 31,
1999                                                     (46,018)     (46,018)
             ---------  -------- ----------  --------  -----------    --------
Balance as
of Dec 31,
1999        17,437,450  $17,437  $(120,000) $149,308    $(47,757)    $(1,012)

Sept 30,
2000 shares
issued for
cash pursuant
to Rule 506
offering    3,986,740    3,987    (755,000) 3,982,838               3,231,825

Net loss
Jan 1, 2000
to Dec 31,                                               (717,609)  (717,609)
             ---------  -------- ----------  --------  -----------    --------
Balance,
Dec. 31,
2000       21,424,190  $21,424  $(875,000) $4,132,146 $(765,366)  $2,513,204
           ===================================================================


The accompanying notes are an integral part of these financial statements.

                              eCom Corporation
                       (a Development Stage Company)

                           Statement of Cash Flows


STATEMENT OF CASH FLOWS


                                 For the years ended   October 6, 1998
                                      December 31       (Inception) to
                                 ---------------------    December 31
                                    2000        1999          2000
                                 ---------    --------   -------------
CASH FLOWS FROM OPERATING
ACTIVITIES
Net loss                        $(717,609)     $  (46,018)   $ (765,366)

Adjustments to reconcile
net income to net cash used
by operating activities:

  (Increase) decrease in:
    Organizational costs                -             280              -
  Increase (decrease) in:
    Payroll taxes payable          (1,053)          1,053              -
                                ----------      ----------    -----------
Net cash used by operating
activities                       (718,662)        (44,685)      (765,366)

CASH FLOWS FROM INVESTING
ACTIVITIES

Note receivable                         -               -              -
Investment in ACS              (1,435,000)              -     (1,435,000)
                                ----------      ----------    -----------
Net cash (used) by
investing activities           (1,435,000)              -     (1,435,000)
                                ----------       ---------    -----------

CASH FLOWS FROM FINANCING
ACTIVITIES
   Issuance of capital stock    3,986,825         160,745      4,153,570
   Subscriptions receivable      (755,000)       (120,000)      (875,000)
   Funds held in escrow        (1,079,952)              -     (1,079,952)
                                ----------      ----------    -----------
Net cash provided by
financing activities            2,151,873           40,745     2,198,618
                                ----------      ----------    -----------

Net(decrease) increase in cash     (1,789)          (3,940)       (1,748)
Cash - beginning                       41            3,981             -
                                ----------      ----------    -----------
Cash-ending                     $  (1,748)        $     41     $  (1,748)
                                ==========      ==========    ===========

Supplemental disclosures:

   Interest paid                $       -       $       -     $        -
                                ==========      ==========    ===========
   Income taxes paid                    -               -              -
                                ==========      ==========    ===========
   Non cash investing and
   financing activities:

     Stock issued for
     services provided
     to the company             $       -       $  10,000      $  10,000
                                ==========      ==========    ===========
     Common stock issued for
     subscription receivable      755,000         120,000         875,000
                                ----------      ----------    -----------
 Total noncash investing
 and financing activities       $ 755,000         130,000         885,000
                                ==========      ==========    ===========
 Number of shares issues
 for services                           -       1,000,000       1,000,000
                                ==========      ==========    ===========


The accompanying notes are an integral part of these financial statements.

                                   eCom Corp.
                                     Notes

Note 1 - Significant accounting policies and procedures

Organization
------------

The Company was organized October 6, 1998 (Date of Inception) under the laws of the State of Nevada, as eCom Corp. The Company is authorized to issue 200,000,000 shares of $0.001 par value common stock and 20,000,000 shares of $0.001 par value preferred stock.

The Company has limited operations, and in accordance with SFAS #7, the Company is considered a development stage company.

Estimates
---------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents
-------------------------

The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.

Revenue recognition
-------------------

The Company recognizes revenue on an accrual basis as it invoices for services.

Reporting on the costs of start-up activities
---------------------------------------------

Statement of Position 98-5 (SOP 98-5), "Reporting on the Costs of Start-Up Activities," which provides guidance on the financial reporting of start-up costs and organizational costs, requires most costs of start-up activities and organizational costs to be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. With the adoption of SOP 98-5, there has been little or no effect on the Company's financial statements.

                                   eCom Corp.
                                     Notes


Loss per share
--------------

Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. The Company had no dilutive common stock equivalents, such as stock options or warrants as of December 31, 2000.

Advertising Costs
-----------------

The Company expenses all costs of advertising as incurred. There were no advertising costs included in selling, general and administrative expenses in 2000.

Fair value of financial instruments
-----------------------------------

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2000. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Impairment of long lived assets
-------------------------------

Long lived assets held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired. No such impairments have been identified by management at December 31, 2000.

Segment reporting
-----------------

The Company follows Statement of Financial Accounting Standards No. 130, "Disclosures About Segments of an Enterprise and Related Information". The Company operates as a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

Dividends
---------

The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid or declared since inception.

                                   eCom Corp.
                                     Notes

Recent pronouncements
---------------------

The FASB recently issued Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of Effective Date of FASB Statement No. 133". The Statement defers for one year the effective date of FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". The rule now will apply to all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement will require the company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income, if the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The company does not expect SFAS No. 133 to have a material impact on earning s and financial position.

In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB No. 101), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB No. 101 did not impact the company's revenue recognition policies.

Note 2 - Long-term note receivable

The Company advanced $1,415,000 in ACSSports.com, Inc., a Delaware corporation for a 10% convertible promissory note. In the event that ACSSports.com, Inc. defaults on the note, the Company has the right to convert the note to shares of ACSSports.com common stock at a rate of 1 share to $1.00 of principal and interest due at the time of conversion.

Note 3 - Income taxes

Income taxes are provided for using the liability method of accounting in accordance with Statement of Financial Accounting Standards No. 109 (SFAS #109) "Accounting for Income Taxes". A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities. There is no provision for income taxes for the periods ended December 31, 2000 and 1999 due to net losses and insignificant net income.

                                   eCom Corp.
                                     Notes


Note 4 - Stockholder's equity

The Company is authorized to issue 80,000,000 shares of its $0.001 par value common stock and 5,000,000 shares of its $0.001 par value preferred stock.

On October 8, 1998, the Company issued 3,230,000 shares of its $0.001 par value common stock to its officers as founders stock for cash of $6,000.

On February 1, 1999, the Company issued 207,450 shares of its $0.001 par value common stock for cash of $20,745. The shares were issued pursuant to a Regulation D, Rule 504 of the Securities and Exchange Commission Act of 1933, offering.

On May 3, 1999, the Company issued 1,000,000 shares of its $0.001 par value common stock for cash of $10,000. The shares were issued pursuant to a Regulation D, Rule 504 of the Securities and Exchange Commission Act of 1933, offering.

On May 3, 1999, the Company issued 1,000,000 shares of its $0.001 par value common stock to a former director for services valued at $10,000.

On December 17, 1999, the Company issued 12,000,000 share of its $0.001 par value common stock for an installment note receivable in the amount of $120,000 bearing interest at 10% per annum and due December 16, 2000. As of December 31, 2000, the note was uncollected. The sale of shares is classified as Subscription Receivable.

On September 30, 2000, the Company issued 3,986,740 shares of its $0.001 par value common stock for cash of $3,231,825 and Subscription Receivables of $755,000. The shares were issued pursuant to Rule 506, under Regulation D, of the Securities and Exchange Commission Act of 1933, offering. The funds received from investors are being held in escrow by a third-party escrow agent until such time as all monies have been received from the Subscription Receivables. $1,435,000 have been disbursed from escrow as an investment in an unrelated company (See Note 2).

There have been no other issuances of common or preferred stock.

Note 5 - Going concern

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

                                   eCom Corp.
                                     Notes


Note 6 - Related party transactions

Office space and services are provided without charge by a director and shareholder. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

Note 7 - Warrants and options

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

     "The registrant has engaged G. Brad Beckstead, CPA as its principal accountant to replace its former principal account, James E. Slayton, CPA. The decision to change accountant was approved by the Audit Committee of the registrant. Neither of the reports of the former principal accountants on the financial statements for the period ending February 2, 1999 contained an adverse opinion or disclaimer of opinion, nor was either qualified or modified as to uncertainty, audit scope, or accounting principles. During the audited period ending February 2, 1999 and the subsequent interim period through March 15, 2000, there were no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the former account, would have in connection with his report. During the audited period ending February 2, 1999 and the subject interim period, the registrant has not consulted G. Brad Beckstead, CPA, regarding any matter requiring disclosure under Regulation 8-K, Item 304(a)(2)."

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth the current officers and directors of eCom
Corporation:


Name                            Age          Position(s)
------------------------        ---         -----------------------------
Ian Archibald                   34           President
                                             Treasurer, Director
Brian Kitts                     45           Director
Laurie Bird Kitts               39           Secretary


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

BRIAN KITTS

Brian A. Kitts has been a director of the Company since December 2000.
Since November 1999, Mr. Kitts has served as Secretary and Treasurer and a director of InvestAmerica, Inc., a public company in the communications industry. Between October 1999 and November 1999 Mr. Kitts was President, Secretary, Treasurer and sole director of InvestAmerica, Inc. Mr. Kitts completed his formal education in 1975 at which time he joined his father's business, a commercial photography, exhibit, design and manufacturing company. In 1983 Mr. Kitts founded his own company, Beechwood Design, which specialized in store fixture design and manufacturing. Since 1995 Mr. Kitts has acted as a financial and business consultant to various development stage companies.


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

ITEM 10.  EXECUTIVE COMPENSATION.

As a result of our the Company's current limited available cash, no officer or director received compensation during the fiscal year ended December 31, 2000. eCom Corporation intends to pay salaries when cash flow permits. No officer or director received stock options or other non-cash compensation during the fiscal year ended December 31, 2000. The Company does have employment agreements in place with each of its officer.


Name                     Position               Annual Salary        Bonus
-----------------        --------               -------------        -----
Ian Archibald            None                   None                 None
Laurie Bird Kitts        None                   None                 None
Brian Kitts              None                   None                 None


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the beneficial ownership of our outstanding common stock as of December 31, 2000, by each person known by eCom Corporation to own beneficially more than 5% of the outstanding common stock, by each of our directors and officer and by all of our directors and officers as a group. Unless otherwise indicated below, to our knowledge all persons listed below have sole voting and investment power with respect to their shares of common stock except to the extent that authority is shared by spouses under applicable law.





Name and Address                   Number of shares
of Beneficial Owner                Beneficially Owned       Percent of Class
-----------------------            -------------------      ----------------
Laurie Bird Kitts(1), Secretary     12,000,000               56.01%

Brian Kitts, Director (2)              500,000                2.33%

Ian Archibald (3)                      100,000                0.004%
   President, Director
                           -------------------------------------------------
                                    12,600,000               58.344%


All Officers and Directors(1 person)
------------------------
(1)  Laurie Bird Kitts, 2078 Prospector Avenue, Park City , Utah 84060
     Mrs. Kitts is married to Brian Kitts, Director of the Corporation.
(2)  Brian Kitts, 2078 Prospector Avenue, Park City , Utah 84060.
     Mr. Kitts is married to Laurie Bird Kitts, Corporate Secretary and majority shareholder of the Company. See "Certain Related Transactions and Relationships." Mr. Kitts disclaims beneficial ownership in any shares of common stock owned by Mrs. Laurie Bird Kitts.
(3)  Ian Archibald, 1815 Sun Park Dr. Park City, Utah 84098

B.  Persons Sharing Ownership of Control of Shares

No person other than Laurie Bird Kitts and CashCom Services Corporation owns or shares the power to vote ten percent (10%) or more of the Company's securities.

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


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Family Relationships

Mr. Brian Kitts, director, is married to Laurie Bird Kitts, the majority shareholder of the Company.

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

(a)  EXHIBITS.

The following documents are included or incorporated by reference as exhibits to this report:



EXHIBIT
  NO.                        DOCUMENT DESCRIPTION
-------  ----------------------------------------------------------------------
(3)      ARTICLES OF INCORPORATION AND BY-LAWS

  3.1    Articles of Incorporation of the Company(1)

  3.2    By-Laws of the Company(1)

(23)     CONSENT OF EXPERTS AND COUNSEL

   23.1  Letter of Consent from James Slayton, CPA(1)
   23.2  Letter of Consent from G. Brad Beckstead (2)

(27)     FINANCIAL DATA SCHEDULE

  27.1   Financial Data Schedule (1)
  27.2   Financial Data Schedule (2)

----------
(1) Previously filed as an exhibit to our registration statement on Form 10-SB (the "Registration Statement"), which was originally filed on July 14, 1999, and incorporated herein by reference.
(2)  Filed herwith

(b)  REPORTS ON FORM 8-K

eCom Corporation filed one Form 8-K during the fiscal year ended December 31, 2000, dated March 20, 2000, on Form 8-K containing information pursuant to Item 4 ("Changes in Accountants") entitled "Changes in Registrant's Certifying Account." (See Item 8 above, entitled, "Changes in and Disagreements with Accountants on Accounting and Financial Disclosure."

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  April 11, 2001

                                                eCom Corporation
                                                ----------------
                                                   Registrant

By: /s/ Ian Archibald
----------------------------
Ian Archibald, President

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  April 11, 2001

                                                eCom Corporation
                                                ----------------
                                                   Registrant


By: /s/ Laurie Bird Kitts
----------------------------
Laurie Bird Kitts, Secretary