Form 10QSB
period 2001-03-31
ECOM CORP
filed 2001-05-22
CIK 1081748

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                     Form 10-QSB

(Mark One)

[x] Quarterly Report under Section 13 or 15(d) of the Securities
Exchange Act of 1934

             For the quarterly period ended March 31, 2001
---------------------------------------------------------------------------
[ ]  Transition Report under Section 13 or 15(d)of the Exchange Act For the

     Transition Period from ________  to  ___________
---------------------------------------------------------------------------
                     Commission File Number: 0-26701
---------------------------------------------------------------------------

                             eCom Corporation
    ----------------------------------------------------------------
    (Exact name of small business issuer as specified in its charter)

             Nevada                               88-0406874
-------------------------------              -------------------
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)               Identification No.)

            2078 Prospecter Avenue, Park City, UT         84060
        ---------------------------------------------   ----------
          (Address of principal executive offices)      (Zip Code)

                                 (435) 655-0856
                           ---------------------------
                           (Issuer's telephone number)

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

                                          Yes [ ]      No [ ]

                   APPLICABLE ONLY TO CORPORATE ISSUERS

The Registrant has 21,424,190 shares of Common stock issued and outstanding, par value $.001 per share as of March 31, 2001. The
Registrant has no Preferred Stock issued nor outstanding as of March
31, 2001.

Traditional Small Business Disclosure Format (check one)

                                        Yes [  ] No [X]

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.................................   4
          CPA Review Letter.....................................  5
          Balance Sheet (unaudited)............................   6
          Statements of Operations (unaudited).................   7
          Statements of Cash Flows (unaudited).................   8
          Notes to Financial Statements........................  9-13

Item 2.  Management's Discussion and Analysis of Plan
           of Operation........................................   14


PART II. OTHER INFORMATION

Item 1.   Legal Proceedings....................................   20

Item 2.   Changes in Securities and Use of Proceeds............   20

Item 3.   Defaults upon Senior Securities......................   20

Item 4.   Submission of Matters to a Vote
           of Security Holders.................................   20

Item 5.   Other Information.....................................  20

Item 6.   Exhibits and Reports on Form 8-K......................  20

Signatures......................................................  21

                                      3
PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

(a) The unaudited financial statements of registrant for the three months ended March 31, 2001, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

G. BRAD BECKSTEAD
---------------------------
Certified Public Accountant

                                                  330 E. Warm Springs
                                                 Las Vegas, NV  89119
                                                         702.528.1984
                                                  425.928.2877 (efax)

                INDEPENDENT ACCOUNTANT'S REVIEW REPORT
                --------------------------------------



Board of Directors
eCom, Inc.
(a Development Stage Company)
Las Vegas, NV

I have reviewed the accompanying balance sheet of eCom, Inc. (a Nevada corporation) (a development stage company) as of March 31, 2001 and the related statements of operations for the three-months ended March 31, 2001 and 2000 and for the period October 6, 1998 (Inception) to March 31, 2001, and statements of cash flows for the three-month period ending March 31, 2001 and 2000 and for the period October 6, 1998 (Inception) to March 31, 2001. These financial statements are the responsibility of the Company's management.

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has had limited operations and has not commenced planned principal operations. This raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

I have previously audited, in accordance with generally accepted auditing standards, the balance sheet of ECom, Inc. (a development stage company) as of December 31, 2000, and the related statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein) and in my report dated March 29, 2001, I expressed an unqualified opinion on those financial statements.



/s/  G. Brad Beckstead
----------------------
G. Brad Beckstead, CPA


May 21, 2001
                                eCom Corp
                        (a Development Stage Company)
                               Balance Sheet


BALANCE SHEET
                                     (unaudited)
                                       March 31,       December 31,
                                         2001             2000
                                       -------         -----------
ASSETS
Current Assets:
Cash                                   $   (3,746)      $    (1,748)
Funds held in escrow                      629,952         1,079,952
Short-term note receivable                450,000                -
                                       ----------       -----------
Total current assets                    1,076,206         1,078,204
                                       ----------       -----------

Long Term Receivable                    1,435,000         1,435,000
                                       ----------       -----------
Total Assets:                          $2,511,206       $ 2,513,204
                                       ==========       ===========

Liabilities and Stockholders' Equity

Current liabilities                    $   6,000        $         -

Stockholders' Equity:

Preferred stock, $0.001 par value,
    20,000,000 shares authorized, zero
    shares issued and outstanding              -                  -

Common stock, $0.001 par value,
    80,000,000 shares authorized;
    21,424,190 shares issued and
    outstanding as of 09/30/00            21,424             21,424
Additional paid-in capital             4,132,146          4,132,146
Subscriptions receivable                (875,000)          (875,000)
Deficit accumulated during
development stage                       (773,364)          (765,366)
                                      ----------         -----------
Total Stockholders' Equity             2,505,206          2,513,204
                                      ----------         -----------
Total Liabilities and
    Stockholders' Equity              $2,511,206         $2,513,204
                                      ==========         ==========


See accompanying Notes are an Intregal Part of These Financial Statements.

                                 eCom Corp
                        (a Development Stage Company)
                           Statement of Operations
                                 (unaudited)
           For the Three Months Ending March 31, 2001 and 2000
      and For the Period October 6, 1999 (Inception) to March 31, 2001


STATEMENT OF OPERATIONS


                                          Three Months Ending   October 6, 1999
                                                March 31,       (Inception) to
                                         --------------------      March 31,
                                          2001          2000          2001
                                         ---------    ---------   ------------
Revenue                                  $     -      $     -     $   8,985
                                         --------     --------    ---------
Expenses:
  General administrative expenses          7,998           41       794,349
                                         --------     --------    ---------
Total expenses                             7,998           41       794,349
                                         --------     --------    ---------

Other income:
  Interest income                              -       10,000        12,000
                                         --------     --------    ----------
Total other income                             -       10,000        12,000
                                         --------     --------    ----------
Net (loss)                              $ (7,998)     $ 9,959     $(773,364)
                                        =========     ========    ==========
Weighted average
number of
common shares
outstanding                             1,515,000    1,500,000     1,515,000
                                       ==========    =========    ==========

Net loss per share                      $  (0.01)    $    0.01    $   (0.51)
                                        =========    =========    ==========



 See accompanying Notes are an Intregal Part of These Financial Statements.

                                eCom Corporation
                          (a Development Stage Company)

                            Statement of Cash Flows
           For the Three Months Ending March 31, 2001 and 2000
      and For the Period October 6, 1999 (Inception) to March 31, 2001




STATEMENT OF CASH FLOWS

                                          Three Months Ending  October 6, 1999
                                                March 31,       (Inception) to
                                         --------------------      March 31,
                                          2001          2000          2001
                                         ---------    ---------   ------------
Cash flows from operating activities
Net loss                                 $  (7,998)   $  9,959    $ (773,364)
Adjustments to reconcile net
(loss) to cash (used)
by operating activities:
Increase in current liabilities              6,000           -         6,000
                                         --------     ---------   ----------
Net cash used by
   operating activities                     (1,998)      9,959      (767,364)
                                         --------     ---------   -----------
Cash flows from investing activities

Short-term note receivable               (450,000)                  (450,000)
Investment in ACS                               -             -   (1,435,000)
                                         --------     ---------   ----------
Net cash used
by investing activities                  (450,000)            -   (1,885,000)
                                         --------     ---------   -----------
Cash flows from financing activities
Issuance of common stock                        -             -    4,153,570
Subscription receivable                         -             -     (875,000)
Funds held in escrow                      450,000             -     (629,952)
                                         --------     ---------   -----------
Net cash provided by
   financing activities                   450,000             -    2,648,618
                                         --------     ---------   -----------
Net (decrease) increase in cash           (1,998)         9,959       (3,746)
Cash - beginning                          (1,748)            41            -
                                         --------     ---------   -----------
Cash - ending                            $(3,746)      $ 10,000   $   (3,746)
                                         ========      ========   ===========
Supplemental disclosures:

   Interest paid                         $      -      $      -   $       -
                                         ========      ========   =========
   Income taxes paid                     $      -      $      -   $       -
                                         ========      ========   =========

Non-cash transaction:

Value of Common stock issued
   for services                          $      -      $      -   $  10,,000
                                         ========      ========   ==========
  Number of shares issued for services          -             -    1,000,000
                                         ========      ========   ==========




 See accompanying Notes are an Intregal Part of These Financial Statements.

                                   eCom Corp
                                     Notes


Note 1 - Significant accounting policies and procedures

Organization
------------

The Company was organized October 6, 1998 (Date of Inception) under the laws of the State of Nevada, as eCom Corp. The Company is authorized to issue 80,000,000 shares of $0.001 par value common stock and 5,000,000 shares of $0.001 par value preferred stock.

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

Loss per share
--------------

Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. The Company had no dilutive common stock equivalents, such as stock options or warrants as of March 31, 2001.

                                   eCom Corp
                                     Notes



Advertising Costs
-----------------

The Company expenses all costs of advertising as incurred. There were no advertising costs included in selling, general and administrative expenses in 2000.

Fair value of financial instruments
-----------------------------------

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2001. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Impairment of long lived assets
-------------------------------

Long lived assets held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired. No such impairments have been identified by management at March 31, 2001.

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

                                   eCom Corp
                                     Notes

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

Note 2 - Short and long-term notes receivable

The Company advanced $450,000 out of funds held in escrow to Cashstream, Inc. The advance is a "good-faith" deposit pursuant to a letter of intent to acquire Cashstream, Inc.

The Company advanced $1,415,000 in ACSSports.com, Inc., a Delaware corporation for a 10% convertible promissory note. In the event that ACSSports.com, Inc. defaults on the note, the Company has the right to convert the note to shares of ACSSports.com common stock at a rate of 1 share to $1.00 of principal and interest due at the time of conversion.

Note 3 - Income taxes

Income taxes are provided for using the liability method of accounting in accordance with Statement of Financial Accounting Standards No. 109 (SFAS #109) "Accounting for Income Taxes". A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities. There is no provision for income taxes for the periods ended March 31, 2001 and December 31, 2000 due to net losses and insignificant net income.

                                   eCom Corp
                                     Notes

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

On December 17, 1999, the Company issued 12,000,000 share of its $0.001 par value common stock for an installment note receivable in the amount of $120,000 bearing interest at 10% per annum and due December 16, 2000. As of March 31, 2001, the note was uncollected. The sale of shares is classified as Subscription Receivable.

On September 30, 2000, the Company issued 3,986,740 shares of its $0.001 par value common stock for cash of $3,231,825 and Subscription Receivables of $755,000. The shares were issued pursuant to a Regulation D, Rule 505 of the Securities and Exchange Commission Act of 1933, offering. The funds received from investors are being held in escrow by a third-party escrow agent until such time as all monies have been received from the Subscription Receivables. $1,435,000 have been disbursed from escrow as an investment in an unrelated company (See Note 2).

There have been no other issuances of common or preferred stock.

Note 5 - Going concern

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has not commenced its planned principal operations. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern.
                                      12
                                   eCom Corp
                                     Notes


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

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATIONS

eCom Corporation, hereinafter referred to as the ("Company") or ("eCom") or ("ECCM"), is a developmental stage company whose original principal business objective was to provide reliable and cost efficient business Internet connectivity in the form of "website packages" for the business-to-business sector to use as rewards, coupons, or rebates. Although the Company's original business objective has not been completely abandoned, due to the struggle of Internet companies in the past year, the Company is currently assessing various options and strategies to become a profitable corporation.

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

Earnings per share (EPS) is computed using the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued. Since the Company has no common shares that are potentially issuable, such as stock options, convertible preferred stock and warrants, basic and diluted EPS are the same. The Company had no dilutive common stock equivalents such as stock options as of March 31, 2001.

Results of Operations
---------------------

As a developmental stage Company, the Company did not generate any revenues. In addition, the Company does not expect to generate any significant revenues over the next approximately to twelve (12) months. During the Third Quarter, the Company experienced net losses $(7,998) or $(0.01) per share versus a profit of $9,959 or $0.01 for the same period last year. The net loss experienced for the First Quarter represented General and administrative expenses to the Company. Since the Company's inception (October 6, 1999), the Company has experienced a net loss of $(773,364)


Plan of Operation
-----------------

Management does not believe the company will generate any profit for the Foreseeable future as developmental and marketing costs will most likely exceed any anticipated revenues. As stated earlier, management is in the process of developing new strategies for future business initiatives.

There are no definitive or legally binding arrangements for management to provide liquidity now or in the future for the Company. There are likewise, no such arrangements with any other parties.

During the calendar 2000, the company set-out to merger with ACS Sports, a Delaware corporation. The company did sign an agreement to merger with this Company. Although this merger did not take place, the Company did forward
ACS Sports $1,415,000 for a 10% convertible promissory note. In the event that ACS Sports.com, Inc. defaults on the note, the Company has the right to convert the note to shares of ACS Sports.com common stock at a rate of 1 share to $1.00 of principal and interest due at the time of conversion (See Financial Note 2).

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

Subsequent Event
----------------

In early January, 2001, the Company entered into a agreement with CacheStream Corporation. The Company has forwarded to-date, $450,000 to CacheStream on a convertible note. On March 12, 2001, ECCM filed an Information Statement on
Schedule 14f1 with the U.S. Securities and Exchange Commission, and subsequently sent this statement out to its shareholders. This Information statement discusses the CacheStream agreement.

The Company, eCom Acquisition Corp., a Colorado corporation and CacheStream, a Colorado coorporation executed an Agreement, pursuant to which eCom Acquisition Corp. agreed to merge with and into CacheStream, such that CacheStream would be the survivor and become a wholly-owned subsidiary of the Company. To accomplish this Agreement, the Company agreed to issue to the shareholders of CacheStream an aggregate of 43,355,733 shares of its common stock. Upon completion, Mr. Ian Archibald, one of the Company's two current directors, would resign and be replaced by new directors designated by CacheStream.
Mr. Brian Kitts, the one remaining current director of the Company, will continue to serve as a director of the Company with the Incoming Directors.

Recent Event
------------

eCom has recently re-negotiated its agreement with CashStream Corporation.
On or before June 15, 2001, eCom shall purchase $150,000 in Debentures from CashStream. These Debentures, together with any accrued interest of 8% per annum, shall be automatically converted into Common Stock of CashStream. July through December, 2001, eCom plans to purchase Equity Tranches in CashStream, which will also be converted into additional CashStream common stock. eCom shall also receive a number of warrants equal to 33% of the number of the number of shares issuable upon such conversion. The warrants shall have a 3 year term and shall have piggyback registration rights. This common stock conversion, once completed, will represent for eCom approximately a ten percent ownership in CashStream.


Liquidity and Capital Resources
-------------------------------

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

On December 17, 1999, the Company issued 12,000,000 share of its $0.001 par value common stock for an installment note receivable in the amount of $120,000 bearing interest at 10% per annum and due December 16, 2000. As of March 31, 2001, the note was uncollected. The sale of shares is classified as Subscription Receivable.

On September 30, 2000, the Company issued 3,986,740 shares of its $0.001 par value common stock for cash of $3,231,825 and Subscription Receivables of $755,000. The shares were issued pursuant to a Regulation D, Rule 505 of the Securities and Exchange Commission Act of 1933, offering. The funds received from investors are being held in escrow by a third-party escrow agent until such time as all monies have been received from the Subscription Receivables. $1,435,000 have been disbursed from escrow as an investment in an unrelated company (See Financial Notes 2 & 4).

There have been no other issuances of common or preferred stock.

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


Market For Company's Common Stock
---------------------------------

Until October 27, 1999, there was no public trading market for the Company's stock. On that day the Company's common stock was cleared for trading on the OTC Bulletin Board system under the symbol ECCM. A very limited market exists for the trading of the Company's common stock.

The approximate number of shareholders of record of common stock as of March 31, 2001 was two hundred eighteen (218). Approximately, one hundred and ninety-three (193) shareholders hold 16,498,740 shares of restricted stock in the company.

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

Forward-Looking Statements
--------------------------

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

None.

ITEM 3.  Defaults upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

None.

ITEM 5.  Other Information

On March 12, 2001, eCom filed an Information Statement on Schedule 14f1 with the U.S. Securities and Exchange Commission, and subsequently mailed this statement to its shareholders. This Information statement discusses the CacheStream agreement. (See: Subsequent Event and Recent Event above.)


ITEM 6.  Exhibits and Reports on Form 8-K

(a) The following documents are included or incorporated by reference as exhibits to this report:

  3     Articles of Incorporation & By-Laws

               (a)Articles of Incorporation of the Company filed October 6, 1999. Incorporated by reference to the exhibits to the Company's General Form For Registration Of Securities Of Small Business Issuers on Form 10-SB, previously filed with the Commission on July 14, 1999.

               (b)By-Laws of the Company adopted October 6, 1999.
               Incorporated by reference to the exhibits to the Company's General Form For Registration Of Securities Of Small Business Issuers on Form 10-SB, previously filed with the Commission on July 14, 1999.

  13    Annual or Quarterly Reports

               (a) Form 10-KSB for the year ended December 31, 2000. and for the year ended December 31, 1999. Incorporated by reference to the Company's Annual Reports for Small Business Issuers on Form 10-KSB, previously filed with the Commission.

               (b) Form 10-QSB for the Quarters ended September 30, 2000, June 30, 2000, March 31, 2000, September 30,
               1999. Incorporated by reference to the Company's Quarterly Reports for Small Business Issuers on
               Form 10-QSB, previously filed with the Commission.

  23    Consent of Experts and Counsel

               Consent of Independent Public Accountant (this filing)

(b)  REPORTS ON FORM 8-K

The Company did not file any Current Reports during calendar year 2001.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  May 21, 2001

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

Date:  May 21, 2001

                                                eCom Corporation
                                                ----------------
                                                   Registrant


By: /s/ Laurie Bird Kitts
----------------------------
Laurie Bird Kitts, Secretary