Form 10QSB
period 2001-06-30
ECOM CORP
filed 2001-08-21
CIK 1081748

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                     Form 10-QSB

(Mark One)

[x]  Quarterly Report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended June 30, 2001
-------------------------------------------------------------------------

[ ] Transition Report under Section 13 or 15(d)of the Exchange Act For the Transition Period from ________ to ___________
-------------------------------------------------------------------------
                     Commission File Number: 0-26701
-------------------------------------------------------------------------

                             eCom Corporation
-------------------------------------------------------------------------
    (Exact name of small business issuer as specified in its charter)

             Nevada                              88-0406874
-------------------------------             ----------------------
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)               Identification No.)

            2078 Prospecter Avenue, Park City, UT         84060
        ---------------------------------------------   ----------
          (Address of principal executive offices)      (Zip Code)

                                 (435) 655-0856
-------------------------------------------------------------------------
                           (Issuer's telephone number)

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

                                          Yes [ ]      No [ ]

                   APPLICABLE ONLY TO CORPORATE ISSUERS

The Registrant has 21,424,190 shares of Common stock issued and outstanding, par value $.001 per share as of June 30, 2001. The
Registrant has no Preferred Stock issued nor outstanding as of March
31, 2001.

Traditional Small Business Disclosure Format (check one)

                                        Yes [  ] No [X]

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.................................   4
          CPA Review Letter.....................................  5
          Balance Sheet (unaudited)............................   6
          Statements of Operations (unaudited).................   7
          Statements of Cash Flows (unaudited).................   8
          Notes to Financial Statements........................  9-11

Item 2.  Management's Discussion and Analysis of Plan
           of Operation........................................   12


PART II. OTHER INFORMATION

Item 1.   Legal Proceedings....................................   19

Item 2.   Changes in Securities and Use of Proceeds............   19

Item 3.   Defaults upon Senior Securities......................   19

Item 4.   Submission of Matters to a Vote
           of Security Holders.................................   19

Item 5.   Other Information.....................................  19

Item 6.   Exhibits and Reports on Form 8-K......................  20

Signatures......................................................  21

                                      3
PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

(a) The unaudited financial statements of registrant for the six months ended June 30, 2001, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

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
                                                         702.528.1984
                                                  425.928.2877 (efax)

                INDEPENDENT ACCOUNTANT'S REVIEW REPORT
                --------------------------------------



Board of Directors
eCom Corporation
(a Development Stage Company)
Las Vegas, NV

I have reviewed the accompanying balance sheet of eCom Corporation (a Nevada corporation) (a development stage company) as of June 30, 2001 and the related statements of operations for the three and six months ended June 30, 2001 and 2000 and for the period October 6, 1998 (Inception) to June 30, 2001, and statements of cash flows for the six month period ending June 30, 2001 and 2000 and for the period October 6, 1998 (Inception) to June 30, 2001. These financial statements are the responsibility of the Company's management.

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has had limited operations and has not commenced planned principal operations. This raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

I have previously audited, in accordance with generally accepted auditing standards, the balance sheet of ECom Corporation (a development stage company) as of December 31, 2000, and the related statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein) and in my report dated March 29, 2001, I expressed an unqualified opinion on those financial statements.


/s/  G. Brad Beckstead
----------------------
G. Brad Beckstead, CPA

August 20, 2001
                                eCom Corp
                        (a Development Stage Company)
                               Balance Sheet


BALANCE SHEET
                                     (unaudited)
                                       June 30,       December 31,
                                         2001             2000
                                       -------         -----------
ASSETS
Current Assets:
Cash                                   $   (1,419)      $    (1,748)
Funds held in escrow                      629,952         1,079,952
Short-term note receivable                450,000                -
                                       ----------       -----------
Total current assets                    1,081,371         1,078,204
                                       ----------       -----------

Long Term Receivable                    1,435,000         1,435,000
                                       ----------       -----------
Total Assets:                          $2,516,371       $ 2,513,204
                                       ==========       ===========

Liabilities and Stockholders' Equity

Current liabilities
  Loans from shareholder               $  50,983        $         -
                                       ----------       -----------

Stockholders' Equity:

Preferred stock, $0.001 par value,
    20,000,000 shares authorized, zero
    shares issued and outstanding              -                  -

Common stock, $0.001 par value,
    80,000,000 shares authorized;
    21,424,190 shares issued and
    outstanding                           21,424             21,424
Additional paid-in capital             4,132,146          4,132,146
Subscriptions receivable                (875,000)          (875,000)
Deficit accumulated during
development stage                       (813,182)          (765,366)
                                      ----------         -----------
Total Stockholders' Equity             2,465,388           2,513,204
                                      ----------         -----------
Total Liabilities and
    Stockholders' Equity              $2,516,371         $2,513,204
                                      ==========         ==========


The accompanying notes are an integral part of these financial statements.

                                 eCom Corp
                        (a Development Stage Company)
                           Statement of Operations
                                 (unaudited)
       For the Three and Six Months Ending June 30, 2001 and 2000
      and For the Period October 6, 1999 (Inception) to June 30, 2001


STATEMENT OF OPERATIONS

                                                                   October 6,
                       Three Months Ending  Six Months Ending        1999
                       -------------------  -----------------   (Inception) to
                        June 30,  June 30,  June 30, June 30,      June 30,
                          2001      2000      2001     2000         2001
                       ----------  -------  -------- --------  --------------
Revenue                 $      -   $      -  $      -   $      -   $   8,985
                        --------   --------  --------   --------   ---------
Expenses:
  General
  administrative
  expenses                39,818     18,634    47,816     18,675     834,167
                        --------   --------   --------  --------   ---------
Total expenses            39,818     18,634    47,816     18,675     834,167
                        --------   --------   --------  --------   ---------

Other income:
  Interest income              -      2,000          -    12,000      12,000
                        --------   --------   --------  --------   ---------
Total other income             -      2,000          -    12,000      12,000
                        --------   --------   --------  --------   ---------

Net (loss)              $(39,818)  $(16,634) $(47,816)  $ (6,675)  $(813,182)
                       =========  =========  =========  =========  ==========

Weighted average
number of
common shares
outstanding            1,515,000  1,500,000  1,515,000  1,500,000  1,515,000
                       =========  =========  =========  =========  =========

Net loss per share     $  (0.03)  $  (0.01)  $  (0.03)  $  (0.00)  $  (0.54)
                       =========  =========  =========  =========  =========


The accompanying notes are an integral part of these financial statements.

                                eCom Corporation
                          (a Development Stage Company)

                            Statement of Cash Flows
           For the Six Months Ending June 30, 2001 and 2000
      and For the Period October 6, 1999 (Inception) to June 30, 2001




STATEMENT OF CASH FLOWS

                                          Six Months Ending  October 6, 1999
                                                June 30,       (Inception) to
                                         --------------------      June 30,
                                          2001          2000          2001
                                         ---------    ---------   ------------
Cash flows from operating activities
Net (loss)                               $ (47,816)   $ (6,675)   $ (813,182)
Adjustments to reconcile net
(loss) to cash (used)
by operating activities:
Increase in current liabilities                   -     (1,053)            -
                                         --------     ---------   ----------
Net cash used by
   operating activities                   (47,816)      (7,728)     (813,182)
                                         --------     ---------   -----------
Cash flows from investing activities

Short-term note receivable               (450,000)                  (450,000)
Investment in ACS                               -             -   (1,435,000)
                                         --------     ---------   ----------
Net cash used
by investing activities                  (450,000)            -   (1,885,000)
                                         --------     ---------   -----------
Cash flows from financing activities
Issuance of common stock                        -             -    4,153,570
Subscription receivable                         -         8,000     (875,000)
Loan from shareholder                      50,983             -       50,983
Funds held in escrow                      450,000             -     (629,952)
                                         --------     ---------   -----------
Net cash provided by
   financing activities                   500,983         8,000    2,699,601
                                         --------     ---------   -----------
Net (decrease) increase in cash             3,167           272        1,419
Cash - beginning                           (1,748)           41            -
                                         ---------     ---------   -----------
Cash - ending                            $  1,419      $    313   $    1,419
                                         ========      ========   ===========
Supplemental disclosures:

   Interest paid                         $      -      $      -   $       -
                                         ========      ========   =========
   Income taxes paid                     $      -      $      -   $       -
                                         ========      ========   =========

Non-cash transaction:

Value of Common stock issued
   for services                          $      -      $      -   $  10,,000
                                         ========      ========   ==========
  Number of shares issued for services          -             -    1,000,000
                                         ========      ========   ==========


The accompanying notes are an integral part of these financial statements.

                           eCom Corporation
                   (a Development Stage Company)
                                Notes

Note 1 - Basis of Presentation

The consolidated interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2000 and notes thereto included in the Company's 10-KSB annual report. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

Note 2 - Going concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at June 30, 2001, the Company has not recognized significant revenue to date and has accumulated operating losses of approximately $813,000 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

                           eCom Corporation
                   (a Development Stage Company)
                                Notes

Note 3 - Related party transactions

A shareholder of the Company has loaned $50,983 due 365 days from the date of the Note at a rate of 8% per annum.

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

Note 4 - Subsequent events

The Company entered into a consulting agreement with Jeffery Smith dated July 9, 2001. As compensation for entering into this Consulting Agreement and for services rendered over the Term, Mr. Smith was granted a warrant (the "Warrant") to purchase one hundred fifty thousand (150,000) shares of the Company's common stock, par value $0.001 per share, at a purchase price of $0.001 per share. The Warrant may be exercised in whole or in part, for a period of ten years from the date of signing the Warrant which shall be in the exact form as attached hereto. The Warrant, pursuant to the consent of the Company's Board of Directors, shall be granted in the name of Jeffery Smith. The Company registered the shares of common stock underlying the above referenced Warrant on a Form S-8 registration statement dated July 11, 2001.

The Company entered into a consulting agreement with T.J. Jesky dated
July 11, 2001. As compensation for entering into this Consulting Agreement and for services rendered over the Term, Mr. Jesky was granted a warrant (the "Warrant") to purchase two hundred thousand (200,000) shares of the Company's common stock, par value $0.001 per share, at a purchase price of $0.001 per share. The Warrant may be exercised in whole or in part, for a period of ten years from the date of signing the Warrant which shall be in the exact form as attached hereto. The Warrant, pursuant to the consent of the Company's Board of Directors, shall be granted in the name of T. J. Jesky. The Company registered the shares of common stock underlying the above referenced Warrant on a Form S-8 registration statement dated July 11, 2001.

                           eCom Corporation
                   (a Development Stage Company)
                                Notes



The Company entered into a consulting agreement with Frank Speight dated August 16, 2001. As compensation for entering into this Consulting Agreement and for services rendered over the Term, Mr. Speight was granted a warrant (the "Warrant") to purchase one million (1,000,000) shares of the Company's common stock, par value $0.001 per share, at a purchase price of $0.001 per share. The Warrant may be exercised in whole or in part, for a period of ten years from the date of signing the Warrant which shall be in the exact form as attached hereto. The Warrant, pursuant to the consent of the Company's Board of Directors, shall be granted in the name of Frank Speight. The Company registered the shares of common stock underlying the above referenced Warrant on a Form S-8 registration statement dated August 17, 2001.

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

Going Concern - The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has not commenced its planned principal operations. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. (See financial footnote 2.)

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

Earnings per share (EPS) is computed using the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued. Since the Company has no common shares that are potentially issuable, such as stock options, convertible preferred stock and warrants, basic and diluted EPS are the same. The Company had no dilutive common stock equivalents such as stock options as of June 30, 2001.

Results of Operations
---------------------

As a developmental stage Company, the Company did not generate any revenues. In addition, the Company does not expect to generate any significant revenues over the next approximately to twelve (12) months. During the Second Quarter, the Company experienced net losses of $(39,818) or $(0.03) per share versus a net loss of $(16,634) or $(0.01) for the same period last year. The increase in net loss experienced for the Second Quarter represented General and administrative expenses which amounted to $9,818. For the first six months of this calendar year the Company experienced net losses of $(47,816) or $(0.03) per shares versus a net loss of $6,675) or $(0.00) per share. Since the Company's inception (October 6, 1999), the Company has experienced a net loss of $(813,182).


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

The Company now has an investment in ACS Sports.com, Inc. which partners with professional teams, leagues and sports-related organizations to design, build host and manage their "official" presence on the worldwide web. ACS Sport has already established itself as a market leader in this niche by developing partnerships with 11 domestic professional sports franchises across six sports, six regional sports media companies and two major professional leagues and is rapidly developing dominant positions in regional markets across the country and the world, networking geographically and/or affinity linked sports content. ACS Sports partners include the New York Yankees, New York Mets, Denver Broncos, Anaheim Might Ducks and Comcast Sportsnet. ACS Sports creates the leading interactive sports destinations for its properties by combining its proprietary online custom publishing system, community building and technology convergence with each property's unique content, established brand and fan base.

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

ACS Sports' predominant business is the creation and management of Websites for sports organizations. The Company has secured Website partnerships in four categories: team, league, regional sports portal, and specialty site. The ACS Sports property base currently comprises 11 team sites spanning six leagues, 2 individual league sites, 4 regional sports portals, and 1 specialty site.

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

On December 17, 1999, the Company issued 12,000,000 share of its $0.001 par value common stock for an installment note receivable in the amount of $120,000 bearing interest at 10% per annum and due December 16, 2000. As of June 30, 2001, the note was uncollected. The sale of shares is classified as Subscription Receivable.

On September 30, 2000, the Company issued 3,986,740 shares of its $0.001 par value common stock for cash of $3,231,825 and Subscription Receivables of $755,000. The shares were issued pursuant to a Regulation D, Rule 505 of the Securities and Exchange Commission Act of 1933, offering. The funds received from investors are being held in escrow by a third-party escrow agent until such time as all monies have been received from the Subscription Receivables. $1,435,000 have been disbursed from escrow as an investment in an unrelated company. Additionally, a shareholder of the Company has loaned $50,983 due 365 days from the date of the Note at a rate of 8% per annum. (See Financial Note 3.)

There have been no other issuances of common or preferred stock.

As of June 30, 2001, the Company has approximately twenty-one million four hundred twenty-four thousand one-hundred and ninety (21,424,190) shares of its $0.001 par value common voting stock issued and outstanding which are held by approximately two hundred eighteen (218) shareholders
of record.   Management anticipates that the proceeds from financing
transactions delineated above will be sufficient to provide for the Company's capital needs for the next approximately six (3) to six (6) months.

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

The approximate number of shareholders of record of common stock as of June 30, 2001 was two hundred eighteen (218). Approximately, one hundred and ninety-six (193) shareholders hold 16,498,740 shares of restricted stock in the company.

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

               (b) Form 10-QSB for the Quarters ended March 31, 2001 September 30, 2000, June 30, 2000, June 30, 2000,
               September 30, 1999. Incorporated by reference to the Company's Quarterly Reports for Small Business Issuers on Form 10-QSB, previously filed with the Commission.

  23    Consent of Experts and Counsel

               Consent of Independent Public Accountant (this filing)

(b)  REPORTS ON FORM 8-K

The Company filed two Current Reports on Form 8-K, dated December 17, 1999 on information pursuant to Item 1, "Changes in Control of Registrant," pursuant to Item 5, "Other Materially Important Events," pursuant to Item 6, "Resignations of Registrant's Director's." The Company also filed a Current Report, dated March 20, 2000, on Form 8-K containing information pursuant to
Item 4 ("Changes in Accountants") entitled "Changes in Registrant's
Certifying Account."  The March 20, 2000 Current Report was amended on
August 10, 2001 and August 17, 2001.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  August 20, 2001

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

Date:  August 20, 2001

                                                eCom Corporation
                                                ----------------
                                                   Registrant


By: /s/ Laurie Bird Kitts
----------------------------
Laurie Bird Kitts, Secretary