Form 10QSB/A
period 2001-06-30
ECOM CORP
filed 2001-09-26
CIK 1081748

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                          Amendment No. 1 to Form 10-QSB

(Mark One)

[x]  Quarterly Report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended June 30, 2001
---------------------------------------------------------------------------

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

                                 (435) 655-0856
---------------------------------------------------------------------------
                           (Issuer's telephone number)

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

Date:  September 25, 2001

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

Date:  September 25, 2001

                                                eCom Corporation
                                                ----------------
                                                   Registrant


By: /s/ Laurie Bird Kitts
----------------------------
Laurie Bird Kitts, Secretary