Form 10QSB
period 2001-09-30
ECOM CORP
filed 2001-11-19
CIK 1081748

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                     Form 10-QSB

(Mark One)

[x]  Quarterly Report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended September 30, 2001
-------------------------------------------------------------------------

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

                                          Yes [ ]      No [ ]

                   APPLICABLE ONLY TO CORPORATE ISSUERS

The Registrant has 21,424,190 shares of Common stock issued and outstanding, par value $.001 per share as of September 30, 2001. The Registrant has no Preferred Stock issued nor outstanding as of September 30, 2001.

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

                                      3
PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

(a) The unaudited financial statements of registrant for the nine months ended September 30, 2001, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

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
                                                         702.528.1984
                                                  425.928.2877 (efax)

                INDEPENDENT ACCOUNTANT'S REVIEW REPORT
                --------------------------------------



Board of Directors
eCom Corporation
(a Development Stage Company)
Las Vegas, NV

I have reviewed the accompanying balance sheet of eCom Corporation (a Nevada corporation) (a development stage company) as of September 30, 2001 and the related statements of operations for the three and nine months ended September 30, 2001 and 2000 and for the period October 6, 1998 (Inception) to September 30, 2001, and statements of cash flows for the nine month period ending September 30, 2001 and 2000 and for the period October 6, 1998 (Inception) to September 30, 2001. These financial statements are the responsibility of the Company's management.

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

November 18, 2001

/s/  G. Brad Beckstead
----------------------
G. Brad Beckstead, CPA

August 20, 2001
                                eCom Corp
                        (a Development Stage Company)
                               Balance Sheet


BALANCE SHEET
                                     (unaudited)
                                       September 30,    December 31,
                                         2001             2000
                                       -------         -----------
ASSETS
Current Assets:
Cash                                   $        -      $          -
Funds held in escrow                      629,952         1,079,952
Short-term note receivable                450,000                -
                                       ----------       -----------
Total current assets                    1,079,952         1,078,204
                                       ----------       -----------

Long Term Receivable                      717,500         1,435,000
                                       ----------       -----------
                                       $1,797,452       $ 2,514,952
                                       ==========       ===========

Liabilities and Stockholders' Equity

Current liabilities
  Checks issued in excess
    Of cash available                  $     519        $     1,748
  Loans from shareholder               $  58,183        $         -
                                       ----------       -----------
    Total current liabilities             58,702              1,748
                                       ----------       -----------

Stockholders' Equity:

Preferred stock, $0.001 par value,
    20,000,000 shares authorized, zero
    shares issued and outstanding              -                  -

Common stock, $0.001 par value,
    80,000,000 shares authorized;
    21,424,190 shares issued and
    outstanding                           21,424             21,424
Additional paid-in capital             4,132,146          4,132,146
Subscriptions receivable                (875,000)          (875,000)
(Deficit) accumulated during
development stage                     (1,539,820)          (765,366)
                                      ----------         -----------
                                       1,738,750           2,513,204
                                      ----------         -----------
                                      $1,797,452         $ 2,514,952
                                      ==========         ===========

The accompanying notes are an integral part of these financial statements.

                                 eCom Corp
                        (a Development Stage Company)
                           Statement of Operations
                                 (unaudited)
     For the Three and Nine Months Ending September 30, 2001 and 2000 and For the Period October 6, 1999 (Inception) to September 30, 2001


STATEMENT OF OPERATIONS

                     Three Months Ending  Nine Months Ending   Oct. 6, 1999
                         September 30,       September 30,    (Inception) to
                     -------------------  ------------------   September 30,
                          2001      2000      2001     2000        2001
                       ----------  -------  -------- --------  -------------
Revenue                 $      -   $      -  $      -   $      -   $   8,985
                        --------   --------  --------   --------   ---------
Expenses:
  General
  administrative
  expenses                 9,138    628,748    56,954    647,423     843,305
                        --------   --------   --------  --------   ---------
Total expenses             9,138    628,748    56,954    647,423     843,305
                        --------   --------   --------  --------   ---------

Other income:
  Interest income              -      2,000          -    12,000      12,000
                        --------   --------   --------  --------   ---------
Other income
      or (expense):
 Reserve for bad debt   (717,500)        -    (717,500)        -    (717,500)
 Interest income               -         -           -    12,000      12,000
                        --------   --------   --------  --------   ---------
Total other income
      or (expense)      (717,500)        -    (717,500)   12,000    (705,500)
                        --------   --------   --------  --------   ---------
Net (loss)             $(726,638) $(628,748) $(774,454)$(635,423)$(1,539,820)
                       =========  =========  =========  ========= ===========

Weighted average
number of
common shares
outstanding            21,424,190 18,956,863 21,424,190 18,163,754 13,844,799
                       ========== ========== ========== ========== ==========

Net loss per share     $  (0.03)  $  (0.03)  $  (0.04)  $  (0.03)  $  (0.11)
                       =========  =========  =========  =========  =========


The accompanying notes are an integral part of these financial statements.

                                eCom Corporation
                          (a Development Stage Company)

                            Statement of Cash Flows
           For the Nine Months Ending September 30, 2001 and 2000
      and For the Period October 6, 1999 (Inception) to September 30, 2001




STATEMENT OF CASH FLOWS

                                                               October 6,
                                      Nine Months Ending          2000
                                        September 30,        (Inception) to
                                    ---------------------     September 30,
                                       2001        2000          2001
                                    ---------    --------    -----------






Cash flows from operating activities
Net (loss)                               $(774,454)   $(635,423) $(1,539,820)
Reserve for bad debt                       717,500            -      717,500
Adjustments to reconcile net
(loss) to cash (used)
by operating activities:
Increase (decrease) in
    current liabilities                    (1,229)      (1,053)          519
                                         --------     ---------   ----------
Net cash used by
   operating activities                   (58,183)    (636,476)     (821,801)
                                         --------     ---------   -----------
Cash flows from investing activities

Short-term note receivable               (450,000)                  (450,000)
Investment in ACS                               -             -   (1,435,000)
                                         --------     ---------   ----------
Net cash used
by investing activities                  (450,000)            -   (1,885,000)
                                         --------     ---------   -----------
Cash flows from financing activities
Issuance of common stock                        -             -    4,153,570
Subscription receivable                         -         8,000     (875,000)
Loans from shareholder                     58,183             -       58,183
Funds held in escrow                      450,000             -     (629,952)
                                         --------     ---------   -----------
Net cash provided by
   financing activities                   508,183         8,000    2,706,801
                                         --------     ---------   ----------
Net (decrease) increase in cash                 -      (628,476)           -
Cash - beginning                                -            41            -
                                         ---------     ---------   ---------
Cash - ending                            $      -     $(628,435)  $        -
                                         ========     =========   ==========
Supplemental disclosures:

   Interest paid                         $      -      $      -   $        -
                                         ========      ========   ==========
   Income taxes paid                     $      -      $      -   $        -
                                         ========      ========   ==========

Non-cash transaction:

Value of Common stock issued
   for services                          $      -      $      -   $  10,,000
                                         ========      ========   ==========
  Number of shares issued for services          -             -    1,000,000
                                         ========      ========   ==========


The accompanying notes are an integral part of these financial statements.

                             eCom Corporation
                     (a Development Stage Company)
                                  Notes


Note 1 - Basis of Presentation

The consolidated interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures ormally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

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

Note 2 - Going concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at September 30, 2001, the Company has not recognized significant revenue to date and has accumulated operating losses of approximately $1,540,000 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

                             eCom Corporation
                     (a Development Stage Company)
                                  Notes


Note 3 - Related party transactions

A shareholder of the Company has loaned $58,183 due 365 days from the date of the Note at a rate of 8% per annum.

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


Note 4 - Consulting agreements

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

The Company entered into a consulting agreement with T. J. Jesky dated July 11, 2001. As compensation for entering into this Consulting Agreement and for services rendered over the Term, Mr. Jesky was granted a warrant (the "Warrant") to purchase two hundred thousand (200,000) shares of the Company's common stock, par value $0.001 per share, at a purchase price of $0.001 per share. The Warrant may be exercised in whole or in part, for a period of ten years from the date of signing the Warrant which shall be in the exact form as attached hereto. The Warrant, pursuant to the consent of the Company's Board of Directors, shall be granted in the name of T. J. Jesky. The Company registered the shares of common stock underlying the above referenced Warrant on a Form S-8 registration statement dated July 11, 2001.

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

Note 5 - Reserve for bad debts

The Company has accrued $717,500 as a 50% reserve against the long-term note receivable to ACSSports.com. The accrual is due to ACSSports.com missing its payment due August 2001. The Company is currently in negotiations to collect the payment due and/or restructure the note receivable.

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

Earnings per share (EPS) is computed using the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued. Since the Company has no common shares that are potentially issuable, such as stock options, convertible preferred stock and warrants, basic and diluted EPS are the same. The Company had no dilutive common stock equivalents such as stock options as of September 30, 2001.

Results of Operations
---------------------

As a developmental stage Company, the Company did not generate any revenues. In addition, the Company does not expect to generate any significant revenues over the next approximately to twelve (12) months. During the Third Quarter ended September 30, 2001, the Company experienced net losses of $(726,638) or $(0.03) per share versus a net loss of $(628,748) or $(0.03) for the same period last year. The increase in net loss experienced for the Third Quarter represented a reserve for bad debt of $(717,500) and general and administrative expenses which amounted to $9,138. For the first nine months of this calendar year the Company experienced net losses of $(774,454) or $(0.04) per shares versus a net loss of $(635,423) or $(0.03) per share. Since the Company's inception (October 6, 1999), the Company has experienced a net loss of $(1,539,820).


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

The Company now has an investment in ACS Sports.com, Inc. which partners with professional teams, leagues and sports-related organizations to design, build host and manage their "official" presence on the worldwide web. ACS Sport has already established itself as a market leader in this niche by developing partnerships with 11 domestic professional sports franchises across nine sports, nine regional sports media companies and two major professional leagues and is rapidly developing dominant positions in regional markets across the country and the world, networking geographically and/or affinity linked sports content. ACS Sports partners include the New York Yankees, New York Mets, Denver Broncos, Anaheim Might Ducks and Comcast Sportsnet. ACS Sports creates the leading interactive sports destinations for its properties by combining its proprietary online custom publishing system, community building and technology convergence with each property's unique content, established brand and fan base.

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

ACS Sports' predominant business is the creation and management of Websites for sports organizations. The Company has secured Website partnerships in four categories: team, league, regional sports portal, and specialty site. The ACS Sports property base currently comprises 11 team sites spanning nine leagues, 2 individual league sites, 4 regional sports portals, and 1 specialty site.

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

Subsequent Event
----------------

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

Recent Event
------------

eCom announced that it has entered into an agreement to acquire 15 percent of TTRHP, LC. TTRHP has been formed to develop, manufacture and distribute a product line of high tech, performance products and automotive exhaust systems aimed primarily at the diesel truck market. TTRHP will also offer similar products to the marine and snowmobile market. The company has a U.S. patent pending for its AEROTURBINE muffler technology. AEROTURBINE creates an air turbine effect inside the exhaust system. Opposite of most mufflers on the market, the AEROTURBINE operates most efficiently when the airflow of engine RPM increases. The resulting air turbine effect increases low-and high-end torque as well as horsepower gains and overall performance improvements.

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

On December 17, 1999, the Company issued 12,000,000 share of its $0.001 par value common stock for an installment note receivable in the amount of $120,000 bearing interest at 10% per annum and due December 16, 2000. As of September 30, 2001, the note was uncollected. The sale of shares is classified as Subscription Receivable.

On September 30, 2000, the Company issued 3,986,740 shares of its $0.001 par value common stock for cash of $3,231,825 and Subscription Receivables of $755,000. The shares were issued pursuant to a Regulation D, Rule 505 of the Securities and Exchange Commission Act of 1933, offering. The funds received from investors are being held in escrow by a third-party escrow agent until such time as all monies have been received from the Subscription Receivables. $1,435,000 have been disbursed from escrow as an investment in an unrelated company. Additionally, a shareholder of the Company has loaned $58,183 due 365 days from the date of the Note at a rate of 8% per annum. (See Financial Note 3.)

There have been no other issuances of common or preferred stock.

As of September 30, 2001, the Company has approximately twenty-one million four hundred twenty-four thousand one-hundred and ninety (21,424,190) shares of its $0.001 par value common voting stock issued and outstanding which are held by approximately two hundred eighteen (218) shareholders of record. Management anticipates that the proceeds from financing transactions delineated above will be sufficient to provide for the Company's capital needs for the next approximately nine (3) to nine (6) months.

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

This Form 10-QSB contains statements that constitute "forward-looking statements." These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as "believes," "anticipates," "expects," "estimates," "plans," "may," "will," or similar terms. These statements appear in a number of places in this Registration and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) trends affecting the Company's financial condition or results of operations for its limited history; (ii) the Company's business and growth strategies; (iii) the internet and internet commerce; and, (iv) the Company's financing plans. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Factors that could adversely affect actual results and performance include, among others, the Company's limited operating history, dependence on continued growth in the use of the internet, the Company's inexperience with the Internet, potential fluctuations in quarterly operating results and expenses, security risks of transmitting information over the Internet, government regulation, technological change and competition.

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

                                 PART II
                            OTHER INFORMATION

ITEM 1.  Legal Proceedings

As of the date hereof, eCom Corporation is not a party to any material legal proceedings, and none are known to be contemplated against eCom Corporation.

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

               (b) Form 10-QSB for the Quarters ended June 30, 2001, March 31, 2001, September 30, 2000, September 30, 2000,
               September 30, 2000, and September 30, 1999. Incorporated by reference to the Company's Quarterly Reports for Small Business Issuers on Form 10-QSB, previously filed with the Commission.

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

Date:  November 19, 2001

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

Date:  November 19, 2001

                                                eCom Corporation
                                                ----------------
                                                   Registrant


By: /s/ Laurie Bird Kitts
----------------------------
Laurie Bird Kitts, Secretary