Form 10KSB
period 2001-12-31
ECOM CORP
filed 2002-04-08
CIK 1081748

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB

(Mark One)
[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

     For the fiscal year ended December 31, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________ to ___________

                        Commission File Number: 0-26701

                                 eCom Corporation
                  --------------------------------------------
                 (Name of small business issuer in its charter)

            Nevada                                             88-0406874
--------------------------------                             --------------
(State or other jurisdiction of                              (IRS Employer
incorporation  or  organization)                             Identification
No.)

            2078 Prospector Avenue, Park City, UT         84060
        ---------------------------------------------   ----------
          (Address of principal executive offices)      (Zip Code)


   Registrant's telephone number, including area code: (435) 655-8769
                                                       --------------

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

     Based on the average if the closing bid and asked prices of the issuer's common stock on December 31, 2001, the aggregate market value of the voting stock held by non-affiliates of the registrant on that date was $2,162,092.

     As of December 31, 2001, the issuer had 25,318,190 shares of common stock outstanding.

     Documents incorporated by reference: See Item 13. Exhibits and Reports on Form 8-K in Part III

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                    CONTENTS

                                                                          PAGE
PART I

    Item 1.  Description of Business........................................4
    Item 2.  Description of Property.......................................13
    Item 3.  Legal Proceedings.............................................13
    Item 4.  Submission of Matters to a Vote of Security Holders...........13

PART II

    Item 5.  Market for Common Equity and Related Stockholder Matters......14
    Item 6.  Management's Discussion and Analysis or Plan of Operation.....15
    Item 7.  Financial Statements..........................................19
    Item 8.  Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure........................21

PART III

    Item 9.  Directors, Executive Officers, Promoters and Control
                Persons; Compliance with Section 16(a) of the
                Exchange Act...............................................22
    Item 10. Executive Compensation........................................23
    Item 11. Security Ownership of Certain Beneficial Owners and
                Management.................................................24
    Item 12. Certain Relationships and Related Transactions................25
    Item 13. Exhibits and Reports on Form 8-K..............................26

SIGNATURES   ..............................................................27



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

eCom Corporation is a developmental stage company whose original principal business objective was to provide reliable and cost efficient business Internet connectivity in the form of "website packages." Based on adverse market conditions and the failure of many Internet "dot.com" companies, ECCM abandoned its original business plan, and is in the process of developing other business strategies. The Company has subsequently acquired interest in other Companies, in an effort to become a going concern.


B. Business of Issuer

(1) Principal Products and Services and Principal Markets

Overview

eCom is a developmental stage company whose original principal business objective was to provide reliable and cost efficient business Internet connectivity in the form of "website packages" for the business-to-business sector. The Company's originally focused on providing reliable and cost efficient Internet connectivity and other enhanced, easy-to-use Internet services for small-to medium-sized businesses. Based on adverse market conditions and the failure of many Internet "dot.com" companies, ECCM abandoned its original business plan, and is the process of developing other business strategies.

ACS Sports
----------

During the calendar 2000, the company set-out to merger with ACS Sports, a Delaware corporation. The company signed an agreement to merger with this Company. Although this merger did not take place, the Company did forward ACS Sports $1,415,000 for a 10% convertible promissory note. In the event that ACS Sports.com, Inc. defaults on the note, the Company has the right to convert the note to shares of ACS Sports.com common stock at a rate of 1 share to $1.00 of principal and interest due at the time of conversion.

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




CacheStream
-----------

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

eCom subsequently re-negotiated its agreement with CashStream Corporation. eCom has the opportunity to purchase $150,000 in Debentures from CashStream. These Debentures, together with any accrued interest of 8% per annum, shall be automatically converted into Common Stock of CashStream. July through December, 2001, eCom planned to purchase Equity Tranches in CashStream, which will also be converted into additional CashStream common stock. eCom shall also receive a number of warrants equal to 33% of the number of the number of shares issuable upon such conversion. The warrants shall have a 3 year term and shall have piggyback registration rights. This common stock conversion, once completed, will represent for eCom approximately a ten percent ownership in CashStream.


TTR HP Motorsport Marinesport Racing, LLC
-----------------------------------------

In September, 2001, eCom announced that it has entered into an agreement to acquire 15 percent of TTR HP Motorsport Marinesport Racing LLC ("TTRHP"), a Utah Limited Liability Company. TTRHP was formed to develop, manufacture and distribute a product line of high tech, performance products and automotive exhaust systems aimed primarily at the diesel truck market. TTRHP will also offer similar products to the marine and snowmobile market. The company has a U.S. patent pending for its AEROTURBINE muffler technology. AEROTURBINE creates an air turbine effect inside the exhaust system. Opposite of most mufflers on the market, the AEROTURBINE operates most efficiently when the airflow of engine RPM increases. The resulting air turbine effect increases low-and high-end torque as well as horsepower gains and overall performance improvements.

Risk Factors
------------

ECCM has devoted much of its time and resources in identifying market/client needs. ECCM is evaluating its future plans, business opportunities and developing a business strategy to be a going concern. That being the case and the limited number of staff available at this time severely hampers the company's ability for earnings. The company's competitors have larger marketing and sales organizations, greater financial resources, and superior sized software development staffs. This places the competition at a significant advantage. ECCM does not have many resources at this time, and it is questionable if the Company can remain a going concern.


(a)  Limited Operating History

The Company was first incorporated in the State of Nevada on October 6, 1998. Accordingly, the Company has a limited operating history upon which an evaluation of the Company, its current business and its prospects can be based, each of which must be considered in light of the risks, expenses and problems frequently encountered by all companies in the early stages of development, and particularly by such companies entering new and rapidly developing markets like the Internet. The Company's prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development.

The ability of the Company to manage its operations, including the amount and timing of capital expenditures and other costs relating to the expansion of the company's operations, the introduction and development of different or more extensive communities by direct and indirect competitors of the Company, including those with greater financial, technical and marketing resources, the inability of the Company to attract, retain and motivate qualified personnel and general economic conditions.


(b)  Anticipated Losses for the Foreseeable Future

The Company has not achieved profitability to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. The extent of these losses will depend, in part, on the amount of Company's growth. As of December 31, 2001, the Company had an accumulated deficit of three million forty-two thousand one hundred twenty-four ($3,042,124) dollars. The Company expects that its operating expenses will increase significantly during the next several years, especially in the areas of identify and finding acquisition targets. Thus, the Company will need to generate increased revenues to achieve profitability. To the extent that increases in its operating expenses precede or are not subsequently followed by commensurate increases in revenues, or that the Company is unable to adjust operating expense levels accordingly, the Company's business, results of operations and financial condition would be materially and adversely affected. There can be no assurances that the Company can achieve or sustain profitability or that the Company's operating losses will not increase in the future.

(c)  Developing New Business Strategies

The Company is currently assessing various options and strategies to become a profitable corporation. This includes, but is not limited to an analysis of new businesses opportunities and evaluating new business strategies. In analyzing prospective businesses opportunities, the Company's management will consider, to the extent applicable, the available technical, financial and managerial resources of any given business venture. Management will also consider the nature of present and expected competition; potential advances in research and development or exploration; the potential for growth and expansion; the likelihood of sustaining a profit within given time frames; the perceived public recognition or acceptance of products, services, trade or service marks; name identification; and other relevant factors. The Company anticipates that the results of operations of a specific business venture may not necessarily be indicative of the potential for future earnings, which may be impacted by a change in marketing strategies, business expansion, modifying product emphasis, changing or substantially augmenting management, and other factors.

The Company will analyze all relevant factors and make a determination based
On a composite of available information, without reliance on any single factor. The period within which the Company will decide to participate in a given business venture cannot be predicted and will depend on certain factors, including the time involved in identifying businesses, the time required for the Company to complete its analysis of such businesses, the time required to prepare appropriate documentation and other circumstances.


(d)  Evaluating a Business Combination

The Company has not yet determined if it plans to seek or identify a business combination with a private entity whose business presents an opportunity for Company shareholders. Before this decision can be made the Company's management needs to review and evaluate business ventures for possible mergers or acquisitions. The Company has not entered into any agreement, nor does it have any commitment or understanding to enter into or become engaged in a transaction, as of the date of this filing. Further, the business objectives discussed herein are extremely general and are not intended to restrict the discretion of the Company's management.

A decision to participate in a specific business opportunity will be made based upon a Company analysis of the quality of the prospective business opportunity's management and personnel, asset base, the anticipated acceptability of business' products or marketing concepts, the merit of a business plan, and numerous other factors which are difficult, if not impossible, to analyze using any objective criteria.

(e)  Selection of a Business Opportunity

Should the company pursue other potential business opportunities, it anticipates they will be referred from various sources, including its officers and directors, professional advisors, and its shareholders, who may present unsolicited proposals. The Company does not plan to engage in any general solicitation or advertising for a business opportunity, and would rely upon personal contacts of its officers, as well as indirect associations with other business and professional people. Management's reliance on "word of mouth" may limit the number of potential business opportunities identified. While it is not presently anticipated that the Company will engage unaffiliated professional firms specializing in business acquisitions or reorganizations, such firms may be retained if management deems it in the best interest of the Company. As of the filing date there have been no discussions, agreements or understandings with any professional advisors, financial consultants, broker-dealers or venture capitalists. The Company's present intentions are to rely upon its president to effect those services normally provided by professional advisors or financial consultants.

The Company will not restrict its search to any particular business, industry, or geographical location. Management reserves the right to evaluate and enter into any type of business in any location. In seeking a business venture, the decision of management will not be controlled by an attempt to take advantage of any anticipated or perceived appeal of a specific industry, management group, product, or industry, but will be based on the business objective of seeking long-term capital appreciation. The Company may participate in a newly organized business venture or in a more established business. Participation in a new business venture entails greater risks since, in many instances, management of such a venture may not have a proven track record; the eventual market for such venture's product or services will likely not be established; and the profitability of the venture will be untested and impossible to accurately forecast. Should the Company participate in a more established venture that is experiencing financial difficulty, risks may stem from the Company's inability to generate sufficient funds to manage or reverse the circumstances causing such financial problems.

 (f)  Operation of Business After Acquisition

If management decides to pursue a merger or acquisition, the Company will be dependent on the nature of the business and the interest acquired. The
Company is unable to determine at this time whether the Company will be in control of the business or whether present management will be in control of the Company following the acquisition. It may be expected that the business will present various risks, which cannot be predicted at the present time.

(g)  Risks Associated with Acquisitions

If appropriate opportunities present themselves, the Company would acquire businesses, technologies, services or product(s) that the Company believes are strategic.

The Company currently has no understandings, commitments or agreements with respect to any other material acquisition and no other material acquisition is currently being pursued. There can be no assurance that the Company will be able to identify, negotiate or finance future acquisitions successfully, or to integrate such acquisitions with its current business. The process of integrating an acquired business, technology, service or product(s) into the Company may result in unforeseen operating difficulties and expenditures and may absorb significant management attention that would otherwise be available for ongoing development of the Company's business. Moreover, there can be no assurance that the anticipated benefits of any acquisition will be realized. Future acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities and/or amortization expenses related to goodwill and other intangible assets, which could materially adversely affect the Company's business, results of operations and financial condition. Any future acquisitions of other businesses, technologies, services or product(s) might require the Company to obtain additional equity or debt financing, which might not be available on terms favorable to the Company, or at all, and such financing, if available, might be dilutive.

(h)  Competition

The Company will be involved in intense competition with other business entities, many of which will have a competitive edge over the Company by virtue of their stronger financial resources and prior experience in business. There is no assurance that the Company will be successful in identifying and executing suitable business opportunities.

(i)  Risks Associated With New Services, Features and Functions

As the Company develops its new business strategies, there can be no assurance that the Company would be able to expand its operations in a cost-effective or timely manner or that any such efforts would maintain or increase overall market acceptance. Furthermore, any new business launched by the Company that is not favorably received by consumers could damage the Company's reputation. Expansion of the Company's operations in this manner would also require significant additional expenses and development, Company's management, financial and operational resources. The lack of market acceptance of the Company's products would result in the Company's inability to generate satisfactory revenues and its inability to offset their costs could have a material adverse effect on the Company's business, results of operations and financial condition.

(j) Potential Fluctuations in Operating Results; Quarterly Fluctuations

The Company's operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside the Company's
control.  See "--Limited Operating History."   As a strategic response to
changes in the competitive environment, the Company may from time to time have to make certain pricing, marketing decisions or acquisitions that could have a material short-term or long-term adverse effect on the Company's business, results of operations and financial condition.

There can be no assurance that such patterns will not have a material adverse effect on the Company's business, results of operations and financial condition. There can be no assurance that the Company will receive any material amount of revenue as it pursues new business strategies in the future. The foregoing factors, in some future quarters, may lead the Company's operating results to fall below the expectations.


2) Status of Any Announced New Product or Service

The Company does not have any announced new product or service. If the Company can find a supplier to market their products through the Company's Internet site, then these would be considered new products marketed by the company. The Company, however, has yet to announce any new products and has not announced any other recent additions or services.


3) Customers

The Company believes that establishing and maintaining brand identity is a critical aspect of its efforts to attract new customers. The Company intends to make a commitment to the creation and maintenance of brand loyalty.

There can be no assurance that brand promotion activities will yield increased revenues or that any such revenues would offset the expenses incurred by the Company in building its brands. Further, there can be no assurance that any new users attracted to ECCM will conduct transactions with ECCM on a regular basis. If the Company fails to promote and maintain its brand or incurs substantial expenses in an attempt to promote and maintain its brand or if the Company's existing or future strategic relationships fail to promote the Company's brand or increase brand awareness, the Company's business, results of operations and financial condition would be materially adversely affected.


4) Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements, or Labor Contracts

The Company regards substantial elements of its former Web site and underlying infrastructure and technology as proprietary and attempts to protect them by relying on trademark, service mark, copyright and trade secret laws and restrictions on disclosure and transferring title and other methods. The Company plans to enter into confidentiality agreements with its future employees, future suppliers and future consultants and in connection with its license agreements with third parties and generally seeks to control access to and distribution of its technology, documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use the Company's proprietary information without authorization or to develop similar technology independently.

There can be no assurance that the steps taken by the Company will prevent misappropriation or infringement of its proprietary information, which could have a material adverse effect on the Company's business, results of operations and financial condition. Litigation may be necessary in the future to enforce the Company's intellectual property rights, to protect the Company's trade secrets or to determine the validity and scope of the proprietary rights of others. Such litigation might result in substantial costs and diversion of resources and management attention. Furthermore, there can be no assurance that the Company's business activities will not infringe upon the proprietary rights of others, or that other parties will not assert infringement claims against the Company. Moreover, from time to time, the Company may be subject to claims of alleged infringement by the Company or service marks and other intellectual property rights of third parties. Such claims and any resultant litigation, should it occur, might subject the Company to significant liability for damages, might result in invalidation of the Company's proprietary rights and, even if not meritorious, could result in substantial costs and diversion of resources and management attention and could have a material adverse effect on the Company's business, results of operations and financial condition.

5)  Government Regulation

It is impossible to anticipate government regulations, if any, to which the Company may be subject until it defines its business strategies. The use of assets to conduct a business which the Company may acquire could subject it to environmental, public health and safety, land use, trade, or other governmental regulations and state or local taxation. In selecting a business in which to acquire an interest, management will endeavor to ascertain, to the extent of the limited resources of the Company, the effects of such government regulation on the prospective business of the Company. In certain circumstances, however, such as the acquisition of an interest in a new or start-up business activity, it may not be possible to predict with any degree of accuracy the impact of government regulation. The inability to ascertain the effect of government regulation on a prospective business activity presents a risk to the Company.


6) Research and Development Activities

The Company needs to develop and identify products that achieve market acceptance by its users. There can be no assurance that ECCM, will be able to identify such products or achieve market acceptance. Accordingly, no assurance can be given that the Company's future business model will be successful or that it can sustain revenue growth or be profitable. Therefore, if the Company develops a product line which does not achieve or sustain market acceptance, the Company's business, results of operation may be materially and adversely affected.

There can be no assurances the Company will be successful in accomplishing all of these things, and the failure to do so could have a material adverse effect on the company's business, results of operations and financial condition.

7)  Employees

The Company currently has two (2) employees: one President and Corporate Secretary, who serve as Officers of the Company. The Company has no intention at this time to add employees.

(i) The Company's performance and success is dependent on management's ability to develop, create and execute strategies for the company.

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


ITEM 2.  DESCRIPTION OF PROPERTY.

The Company's corporate headquarters are located at: 2078 Prospector Avenue, Park City, UT 84060. Registrant's telephone number, including area code:
(435) 655-8769. The office space is rented from one of the Directors of the Company at a cost of $9,000 per year to the Company.

ITEM 3.  LEGAL PROCEEDINGS.

As of the date hereof, eCom Corporation is not a party to any material legal proceedings, and none are known to be contemplated against eCom, Inc.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fiscal year ended December 31, 2001.

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




FISCAL 1999                                  HIGH              LOW
--------------------------------             ----              ----
Quarter Ended March 31, 1999                 N/A               N/A
Quarter Ended June 30, 1999                  N/A               N/A
Quarter Ended September 30, 1999             N/A               N/A
Quarter ended December 31, 1999              $2.00             $0.37

FISCAL 2000                                  HIGH              LOW
--------------------------------             ----              ----
Quarter Ended March 31, 2000                 $4.03             $0.37
Quarter Ended June 30, 2000                  $7.31             $2.00
Quarter Ended September 30, 2000             $4.92             $2.00
Quarter ended December 31, 2000              $3.98             $0.81

FISCAL 2001                                  HIGH              LOW
--------------------------------             ----              ----
Quarter Ended March 31, 2001                 $3.88             $1.06
Quarter Ended June 30, 2001                  $1.80             $0.52
Quarter Ended September 30, 2001             $1.00             $0.20
Quarter ended December 31, 2001              $0.29             $0.03



Holders
-------

The approximate number of holders of record of common stock as of December 31, 2001 was two hundred eighteen (218).

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


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

(i) General
-----------

(1) During the twelve month operating period ended December 31, 2001, the Company incurred a net loss of $2,276,758, or a loss of $0.10 per share, this compared to a net loss for the same period last year of $717,609, or $0.04 per share. The majority of this loss was a result of consulting services. (See "Statement of Operations")

The Company has a limited operating history upon which an evaluation of the Company, its current business and its prospects can be based. The Company's prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development. Such risks include, the company's inability to anticipate and adapt to a developing market, the failure of the company's infrastructure, changes in laws that adversely affect the company's business, the ability of the Company to manage its operations, including the amount and timing of capital expenditures and other costs relating to the expansion of the company's operations, the introduction and development of different or more extensive communities by direct and indirect competitors of the Company, including those with greater financial, technical and marketing resources, the inability of the Company to attract, retain and motivate qualified personnel and general economic conditions.

The Company has achieved minimal revenues and no profits to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. As of December 31, 2001, the Company had an accumulated deficit of three million forty-two thousand one hundred twenty-four ($3,042,124) dollars.

The Company expects that its operating expenses will increase significantly, especially as it fine tunes its business plan. Thus, the Company will need to generate increased revenues to achieve any profitability. To the extent that increases in its operating expenses precede or are not subsequently followed by commensurate increases in revenues, or that the Company is unable to adjust operating expense levels accordingly, the Company's business, results of operations and financial condition would be materially and adversely affected. There can be no assurances that the Company can achieve or sustain profitability or that the Company's operating losses will not increase in the future.

The Company's independent auditor has issued the following Going Concern Comment, "The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has not commenced its planned principal operations. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. The Company plans to raise operating capital via debt and equity offerings. However, there is no assurity that such offerings will be successful or sufficient to fund the operations of the Company. In the event the offerings are insufficient, the Company will be financed by its officers, directors, and existing shareholders. (See Financial Note #5.)


(ii) Results of Operations
--------------------------

As a developmental stage Company, the Company generated minimal revenues since its inception. In addition, the Company does not expect to generate any significant revenues over the next approximately to twelve (12) months. During calendar year, 2001, the Company experienced net losses of $2,276,758, or a loss of $0.10 per share, this compared to a net loss for the same period last year of $717,609, or $0.04. The bulk of these expenses were for consulting services ($1,430,200); general and administrative expenses ($161,114); reserve for bad debt ($717,500); and loss on investments ($235,000). The Company does not have any material commitments for capital expenditures.

(iii) Liquidity and Capital Resources
-------------------------------------

The Company is authorized to issue 80,000,000 shares of its $0.001 par value common stock and 10,000,000 shares of its $0.001 par value preferred stock.

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

On May 3, 1999, the Company issued 1,000,000 shares of its $0.001 par value common stock to a former director for services valued at $10,000.
 On December 17, 1999, the Company issued 12,000,000 share of its $0.001 par value common stock for an installment note receivable in the amount of $120,000 bearing interest at 10% per annum and due December 16, 2000. As of December 31, 2001, the note was paid in full and recorded against Subscription Receivable.

On September 30, 2000, the Company issued 3,986,740 shares of its $0.001 par value common stock for cash of $3,231,825 and Subscription Receivables of $755,000. The shares were issued pursuant to a Regulation D, Rule 506 of the Securities and Exchange Commission Act of 1933, offering.

The Company loaned $550,000 out of funds held in escrow to CacheStream Corporation. The loan is supported by a Promissory Note bearing interest at 10% per annum and due in full on or before March 29, 2004. The Company recorded $65,707 in interest receivable and income for the year ended December 31, 2001.

The Company loaned $60,000 out of funds held in escrow to Aircrete, Inc. The loan is supported by a Promissory Note bearing interest at 10% per annum and due on demand. No interest was recorded for the year ended December 31, 2001.

The Company advanced $1,415,000 in ACSSports.com, Inc., a Delaware corporation, for a 10% convertible promissory note. In the event that ACSSports.com, Inc. defaults on the note, the Company has the right to convert the note to shares of ACSSports.com common stock at a rate of 1 share to $1.00 of principal and interest due at the time of conversion. The Company recorded $230,349 in interest receivable and income for the year ended December 31, 2001. A 50% "Reserve for Bad Debt" (or a total of $717,500) has been accrued against the note based on the Company's assessment of the collectibility of the loan.

On July 2, 2001, the Company issued 450,000 shares of its $0.001 par value common stock for consulting services valued at $360,000, which represents the fair market value of the shares on the date of issuance. The shares were subsequently registered as "free-trading" via a Form S-8 Registration Statement filed with the Securities and Exchange Commission.

On July 13, 2001, the Company issued 350,000 shares of its $0.001 par value common stock for consulting services valued at $262,500, which represents the fair market value of the shares on the date of issuance. The shares were subsequently registered as "free-trading" via a Form S-8 Registration Statement filed with the Securities and Exchange Commission.

On August 23, 2001, the Company issued 1,200,000 shares of its $0.001 par value common stock for consulting services valued at $384,000, which represents the fair market value of the shares on the date of issuance. The shares were subsequently registered as "free-trading" via a Form S-8 Registration Statement filed with the Securities and Exchange Commission.

On November 5, 2001, the Company issued 2,000,000 shares of its $0.001 par value common stock for consulting services valued at $320,000, which represents the fair market value of the shares on the date of issuance. The shares were subsequently registered as "free-trading" via a Form S-8 Registration Statement filed with the Securities and Exchange Commission.

There have been no other issuances of common or preferred stock.

As December 31, 2001, the Company has approximately 25,318,190 shares of its $0.001 par value common voting stock issued and outstanding which are held by approximately two hundred eighteen (218) shareholders of record.

ITEM 7.  FINANCIAL STATEMENTS.




                                   ECOM CORP
                         (A DEVELOPMENT STAGE COMPANY)

                                BALANCE SHEETS
                                     AS OF
                          DECEMBER 31, 2001 AND 2000

                                      AND

                             STATEMENTS OF INCOME,
                           STOCKHOLDERS' EQUITY, AND
                                  CASH FLOWS
                                  YEARS ENDED
                          DECEMBER 31, 2001 AND 2000
                              AND FOR THE PERIOD
                      OCTOBER 6, 1998 (DATE OF INCEPTION)
                             TO DECEMBER 31, 2001

                               TABLE OF CONTENTS


TABLE OF CONTENTS


                                                                   PAGE
Independent Auditor's Report                                       F-1

Balance Sheet                                                      F-2

Income Statement                                                   F-3

Statement of Stockholders' Equity                                  F-4

Statement of Cash Flows                                            F-5

Footnotes                                                          F-6-12


G. BRAD BECKSTEAD
---------------------------
CERTIFIED PUBLIC ACCOUNTANT
                                                            330 E. Warm Springs
                                                            Las Vegas, NV 89119
                                                                   702.257.1984
                                                             702.362.0540 (fax)

                         INDEPENDENT AUDITOR'S REPORT


April 4, 2002

Board of Directors
eCom Corp
Las Vegas, NV

I have audited the Balance Sheets of eCom Corp (the "Company") (a Development Stage Company), as of December 31, 2001 and 2000, and the related Statements of Operations, Stockholders' Equity, and Cash Flows for the years then ended, and for the period October 6, 1998 (Date of Inception) to December 31, 2001. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards in the United States of America. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement presentation. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the Balance Sheets of eCom Corp as of December 31, 2001 and 2000, and its related statements of operations, equity and cash flows for the years then ended, and for the period October 6, 1998 (Date of Inception) to December 31, 2001, in conformity with generally accepted accounting principles in the United States of America.

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

/s/ G. Brad Beckstead
-----------------------
G. Brad Beckstead, CPA

                                ECOM CORPORATION
                         (A Development Stage Company)
                                 BALANCE SHEET





BALANCE SHEET


                                                 December 31,    December 31,
                                                      2001           2000
                                                --------------  -------------
ASSETS

Current Assets:
   Cash                                         $            -  $           -
   Funds held in escrow                                      -      1,079,952
   Short-term notes receivable                         610,000              -
   Interest receivable                                 276,056              -
                                                --------------  -------------
      Total current assets                             886,056      1,079,952
                                                --------------  -------------
Long-term note receivable, net                         717,500      1,435,000
                                                --------------  -------------
                                                $    1,603,556  $   2,514,952
                                                ==============  =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Checks issued in excess of cash available    $            -  $       1,748
   Loans from shareholder                               26,610              -
                                                --------------  -------------
      Total current liabilities                         26,610          1,748
                                                --------------  -------------

Stockholders' Equity:
   Preferred stock,$0.001 par value,20,000,000
      shares authorized, zero shares issued
      and outstanding                                        -              -
   Common stock,$0.001 par value, 80,000,000
      shares authorized, 25,318,190 and
      21,424,190 shares issued and outstanding
      as of 12/31/01 and 12/31/00,respectively          25,318         21,424
   Additional paid-in capital                        5,348,752      4,132,146
   Subscriptions receivable                          (755,000)      (875,000)
   (Deficit) accumulated during development
      stage                                        (3,042,124)      (765,366)
                                                --------------  -------------
                                                     1,576,946      2,513,204
                                                --------------  -------------
                                                $    1,603,556  $   2,514,952
                                                ==============  =============


                See accompanying notes to financial statements.

                                  ECOM CORPORATION
                           (A Development Stage Company)
                             STATEMENTS OF OPERATIONS
                  FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000
        AND FOR THE PERIOD OCTOBER 6, 1999 (INCEPTION) TO DECEMBER 31, 2001



STATEMENTS OF OPERATIONS


                                                               October 6,1999
                                        For the Year Ended     (Inception) to
                                           December 31,         December 31,
                                     ------------------------
                                          2001        2000          2001
                                     -----------  -----------  --------------
Revenue                              $         -  $         -  $        8,985
                                     -----------  -----------  --------------
Expenses:
   Consulting services                 1,430,200      628,748       2,058,948
   Rent - related party                    9,000            -           9,000
   General and admin. expenses           161,114      100,861         318,717
                                     -----------  -----------  --------------
       Total expenses                  1,600,314      729,609       2,386,665
                                     -----------  -----------  --------------
Net non-operating (loss)             (1,600,314)    (729,609)     (2,377,680)
                                     -----------  -----------  --------------

Other income (expense):
   (Reserve) for bad debt              (717,500)            -       (717,500)
   (Loss) on investments               (235,000)            -       (235,000)
   Interest income                      276,056        12,000        288,056
                                     -----------  -----------  --------------
      Total other income (expense)     (676,444)       12,000       (664,444)
                                     -----------  -----------  --------------
Net (loss)                           $(2,276,758) $ (717,609)  $  (3,042,124)
                                     ===========  ===========  ==============

Weighted average number of common
   shares outstanding-basic and
   fully diluted                      22,661,348   18,766,363
                                     ===========  ===========

Net (loss) per share - basic and
   fully diluted                     $    (0.10)  $    (0.04)
                                     ===========  ===========


                See accompanying notes to financial statements.

                                   ECOM CORPORATION
                           (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
    FOR THE PERIOD OCTOBER 8, 1998 (DATE OF INCEPTION) TO DECEMBER 31, 2000



STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                       (DEFICIT)
             COMMON STOCK                             ACCUMULATED
          ------------------ ADDITIONAL                  DURING        TOTAL
          SHARES     AMOUNT   PAID-IN   SUBSCRIPTIONS DEVELOPMENT  STOCKHOLDERS'
                               CAPITAL    RECEIVABLE     STAGE  EQUITY (DEFICIT)
          ---------- ------- ---------- ------------- ------------ -------------
Oct 8,1998
 Shares
 issued
 for cash  3,230,000 $ 3,230 $    2,770 $           - $          - $       6,000

Net (loss)
 Oct 8,
 1998
(inceptio-
 n) to Dec
 31,1998                                                   (1,739)       (1,739)
          ---------- ------- ---------- ------------- ------------ -------------
Balance,
Dec 31,
1998       3,230,000   3,230      2,770             -      (1,739)         4,261

Feb 1,
1999
Shares
issued for
cash         207,450     207     20,538                                   20,745

May 3,
1999
Shares
issued for
cash         100,000   1,000      9,000                                   10,000

May 3,
1999
Shares
issued for
services     100,000   1,000      9,000                                   10,000

Dec 17,
1999
Shares
issued for
note
receivable12,000,000  12,000    108,000     (120,000)                          -

Net (loss)
 year
 ended
 Dec 31,
2000                                                     (717,609)     (717,609)
          ---------- ------- ---------- ------------- ------------ -------------
Balance,
Dec 31,
2000      21,424,190  21,424  4,132,146     (875,000)    (765,366)     2,513,204

July 2,
2001
 Shares
 issued
 for
 services    450,000     450    359,550                                  360,000

July 13,
2001
 Shares
 issued
 for
 services    350,000     350    262,150                                  262,500

August 23,
2001
 Shares
 issued
 for
 services  1,200,000   1,200    382,800                                  384,000

Nov 5,
2001
 Shares
 issued
 for
 services  2,000,000   2,000    318,000                                  320,000

Dec 31,
2001
 Cancelled
 Shares    (106,000)   (106)  (105,894)                                (106,000)

Dec 31,
2001
 Subscri-
 ptions
 paid                                         120,000                    120,000

Net (loss)
 Year
 ended
 Dec 31,
 2001                                                  (2,276,758)   (2,276,758)
          ---------- ------- ---------- ------------- ------------ -------------
Balance,
Dec 31,
2001      25,318,190 $25,318 $5,348,752     (755,000) $(3,042,124) $   1,576,946
          ========== ======= ========== ============= ============ =============


                See accompanying notes to financial statements.

                                   ECOM CORPORATION
                           (A DEVELOPMENT STAGE COMPANY)
                               STATEMENT OF CASH FLOWS
                   FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000
         AND FOR THE PERIOD OCTOBER 6, 1999 (INCEPTION) TO DECEMBER 31, 2001



STATEMENT OF CASH FLOWS


                                                                   October 6,
                                                                     1999
                                        For the Year Ended     (Inception) to
                                           December 31,          December 31,
                                        2001         2000           2001
                                     -----------  -----------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)                           $(2,276,758) $ (717,609)  $  (3,042,124)
Shares issued for consultings
  services                              1,326,500           -       1,326,500
Reserve for bad debt                      717,500           -         717,500
Loss on investments                       235,000           -         235,000
Adjustments to reconcile net (loss)
  to cash (used) by operating
  activities:
  Increase (decrease) in checks
  issued in excess of cash                (1,748)       1,748               -
  (Decrease) in current liabilities             -     (1,053)               -
                                     -----------  -----------  --------------
Net cash provided (used) by
  operating activities                       494    (716,914)       (763,124)
                                     -----------  -----------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Investments in unrelated companies   (235,000)            -       (235,000)
  Short-term notes receivable          (610,000)            -       (610,000)
  Interest receivable                  (276,056)            -       (276,056)
  Long-term note receivable                    -  (1,435,000)     (1,435,000)
                                     -----------  -----------  --------------
Net cash (used) by investing
  activities                         (1,121,056)  (1,435,000)     (2,556,056)
                                     -----------  -----------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                     -    3,986,825       4,153,570
  Cancelled shares                     (106,000)            -       (106,000)
  (Increase) decrease in
    subscriptions receivable             120,000    (755,000)       (755,000)
  Loan from shareholder                   26,610            -          26,610
  Funds transferred (to) from escrow   1,079,952  (1,079,952)               -
                                     -----------  -----------  --------------
Net cash provided by financing
  activities                           1,120,562    2,151,873       3,319,180
                                     -----------  -----------  --------------

Net (decrease) increase in cash                -         (41)               -
Cash - beginning                               -           41               -
                                     -----------  -----------  --------------
Cash - ending                        $         -  $         -  $            -
                                     ===========  ===========  ==============

Supplemental disclosures:
  Interest paid                      $         -  $         -  $            -
                                     ===========  ===========  ==============
  Income taxes paid                  $         -  $         -  $            -
                                     ===========  ===========  ==============
  Non-cash transactions:
  Value of common stock issued
    for services                     $ 1,326,500  $         -  $    1,336,500
                                     ===========  ===========  ==============
  Number of shares issued for
    services                           4,000,000            -       5,000,000
                                     ===========  ===========  ==============


                See accompanying notes to financial statements.

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

The Company has had limited operations, and in accordance with SFAS #7, the Company is considered a development stage company.

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

Reporting on the costs of start-up activities
Statement of Position 98-5 (SOP 98-5), "Reporting on the Costs of Start-Up Activities," which provides guidance on the financial reporting of start-up costs and organizational costs, requires most costs of start-up activities and organizational costs to be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. With the adoption of SOP 98-5, there has been little or no effect on the Company's financial statements.

                                   ECOM CORP
                                     NOTES


Loss per share
--------------
Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. The Company had no dilutive common stock equivalents, such as stock options or warrants as of December 31, 2001.

Income taxes
------------
The Company follows Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes" ("SFAS No. 109") for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.

Advertising Costs
-----------------
The Company expenses all costs of advertising as incurred. There were no advertising costs included in selling, general and administrative expenses in 2001.

                                   ECOM CORP
                                     NOTES

Fair value of financial instruments
-----------------------------------
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2001. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Impairment of long lived assets
-------------------------------
Long lived assets held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired.

In accordance with Statement of Financial Accounting Standards No. 123, "Impairment of Long-Lived Assets", the Company assessed the value of its Investments in unrelated companies totaling $235,000 and determined that the amount should be written off in total as "Loss on Investments". The determination was made based on analysis of the ability of the unrelated companies to continue as going concerns.

Segment reporting
-----------------
The Company follows Statement of Financial Accounting Standards No. 130, "Disclosures About Segments of an Enterprise and Related Information". The Company operates as a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

Stock-Based Compensation:
-------------------------
The Company accounts for stock-based awards to employees in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations and has adopted the disclosure-only alternative of FAS No. 123, "Accounting for Stock-Based Compensation." Options granted to consultants, independent representatives and other non-employees are accounted for using the fair value method as prescribed by FAS No. 123.

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

NOTE 2 - SHORT AND LONG-TERM NOTES RECEIVABLE

The Company loaned $550,000 out of funds held in escrow to CacheStream Corporation. The loan is supported by a Promissory Note bearing interest at 10% per annum and due in full on or before March 29, 2004. The Company recorded $65,707 in interest receivable and income for the year ended December 31, 2001.

The Company loaned $60,000 out of funds held in escrow to Aircrete, Inc. The loan is supported by a Promissory Note bearing interest at 10% per annum and due on demand. No interest was recorded for the year ended December 31, 2001.

The Company advanced $1,415,000 in ACSSports.com, Inc., a Delaware corporation, for a 10% convertible promissory note. In the event that ACSSports.com, Inc. defaults on the note, the Company has the right to convert the note to shares of ACSSports.com common stock at a rate of 1 share to $1.00 of principal and interest due at the time of conversion. The Company recorded $230,349 in interest receivable and income for the year ended December 31, 2001. A 50% "Reserve for Bad Debt" (or a total of $717,500) has been accrued against the note based on the Company's assessment of the collectibility of the loan.

                                   ECOM CORP
                                     NOTES


NOTE 3 - INCOME TAXES

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"), which requires use of the liability method. SFAS No. 109 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

                    U.S federal statutory rate          (34.0%)

                    Valuation reserve                     34.0%
                                                        -------
                    Total                                    -%
                                                        =======
As of December 31, 2001, the Company has a net operating loss carryforward of approximately $3,042,000 for tax purposes, which will be available to offset future taxable income. If not used, this carryforward will expire in 2021. The deferred tax asset relating to the operating loss carryforward has been fully reserved at December 31, 2001.

NOTE 4 - STOCKHOLDER'S EQUITY

The Company is authorized to issue 80,000,000 shares of its $0.001 par value common stock and 10,000,000 shares of its $0.001 par value preferred stock.

On October 8, 1998, the Company issued 3,230,000 shares of its $0.001 par value common stock to its officers as founders stock for cash of $6,000.

On February 1, 1999, the Company issued 207,450 shares of its $0.001 par value common stock for cash of $20,745. The shares were issued pursuant to a Regulation D, Rule 504 of the Securities and Exchange Commission Act of 1933, offering.

                                   ECOM CORP
                                     NOTES

On May 3, 1999, the Company issued 1,000,000 shares of its $0.001 par value common stock for cash of $10,000. The shares were issued pursuant to a Regulation D, Rule 504 of the Securities and Exchange Commission Act of 1933, offering.

On May 3, 1999, the Company issued 1,000,000 shares of its $0.001 par value common stock to a former director for services valued at $10,000.
 On December 17, 1999, the Company issued 12,000,000 share of its $0.001 par value common stock for an installment note receivable in the amount of $120,000
bearing interest at 10% per annum and due December  16,  2000.   As of December
31,  2001,  the  note  was  paid  in  full  and  recorded  against Subscription
Receivable.

On September 30, 2000, the Company issued 3,986,740 shares of its $0.001 par value common stock for cash of $3,231,825 and Subscription Receivables of $755,000. The shares were issued pursuant to a Regulation D, Rule 506 of the Securities and Exchange Commission Act of 1933, offering.

On July 2, 2001, the Company issued 450,000 shares of its $0.001 par value common stock for consulting services valued at $360,000, which represents the fair market value of the shares on the date of issuance. The shares were subsequently registered as "free-trading" via a Form S-8 Registration Statement filed with the Securities and Exchange Commission.

On July 13, 2001, the Company issued 350,000 shares of its $0.001 par value common stock for consulting services valued at $262,500, which represents the fair market value of the shares on the date of issuance. The shares were subsequently registered as "free-trading" via a Form S-8 Registration Statement filed with the Securities and Exchange Commission.

On August 23, 2001, the Company issued 1,200,000 shares of its $0.001 par value common stock for consulting services valued at $384,000, which represents the fair market value of the shares on the date of issuance. The shares were subsequently registered as "free-trading" via a Form S-8 Registration Statement filed with the Securities and Exchange Commission.

On November 5, 2001, the Company issued 2,000,000 shares of its $0.001 par value common stock for consulting services valued at $320,000, which represents the fair market value of the shares on the date of issuance. The shares were subsequently registered as "free-trading" via a Form S-8 Registration Statement filed with the Securities and Exchange Commission.

There have been no other issuances of common or preferred stock.

                                   ECOM CORP
                                     NOTES


NOTE 5 - GOING CONCERN

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has not commenced its planned principal operations. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. The Company plans to raise operating capital via debt and equity offerings. However, there is no assurity that such offerings will be successful or sufficient to fund the operations of the Company. In the event the offerings are insufficient, the Company will be financed by its officers, directors, and existing shareholders.

NOTE 6 - RELATED PARTY TRANSACTIONS

The Company leases office space from a director and shareholder of the Company on a month-to-month basis at the rate of $750 per month. Total rent paid as of December 31, 2001 was $9,000.

The officers and  directors  of  the  Company  are  involved  in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 7 - WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common stock.
 NOTE 8 - SUBSEQUENT EVENTS

During January 2002, the Company's board of directors resolved in the best interest of the Company's shareholders to abandon its acquisition of TTRHP Motorsport, Inc. ("TTRHP") due to the inability of TTRHP to perform on certain stipulations of the letter of intent.

-------------------------------------------------------------------------------


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The Company filed Form 8-K, dated March 20, 2000 with the United Stated Securities and Exchange Commission, in which the Company stated in Item 4 "Changes in Registrant's Certifying Account:"

During the two most recent fiscal years and any subsequent interim period preceding the dismissal of James E. Slayton, CPA, its former accountant, there were no disagreements between the Company and James E. Slayton, CPA on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of the former accountant, would have caused it to make reference to the subject matter of the disagreements(s) in connection with its reports.

On March 20, 2000 the Registrant engaged G. Brad Beckstead, CPA as its principal accountant to audit the Registrant's financial statements as successor to David Coffey. During the Registrant's two most recent fiscal years or subsequent interim period, the Registrant has not consulted G. Brad Beckstead, CPA regarding the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Registrant's financial statements, nor did G. Brad Beckstead, CPA provide advice to the Registrant, either written or oral, that was an important factor considered by the Registrant in reaching a decision as to the accounting, auditing or financial reporting issue. Further, during the Registrant's two most recent fiscal years or subsequent interim period, the Registrant has not consulted
G. Brad Beckstead, CPA on any matter that was the subject of a disagreement or a reportable event.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth the current officers and directors of eCom
Corporation:


Name                            Age          Position(s)
------------------------        ---         -----------------------------
Brian Kitts                     46           Director and Acting President
Laurie Bird Kitts               40           Secretary


BRIAN KITTS, Director and Acting President

Brian A. Kitts has been a director of the Company since December, 2000.
Since November 1999, Mr. Kitts has served as Secretary and Treasurer and a director of InvestAmerica, Inc., a public company in the communications industry. Between October 1999 and November 1999 Mr. Kitts was President, Secretary, Treasurer and sole director of InvestAmerica, Inc. Mr. Kitts completed his formal education in 1975 at which time he joined his father's business, a commercial photography, exhibit, design and manufacturing company. In 1983l, Mr. Kitts founded his own company, Beechwood Design, which Specialized in store fixture design and manufacturing. Since 1995, Mr. Kitts has acted as a financial and business consultant to various development stage companies.

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


ITEM 10.  EXECUTIVE COMPENSATION.

As a result of our the Company's current limited available cash, no officer or director received compensation during the fiscal year ended December 31, 2001. eCom Corporation intends to pay salaries when cash flow permits. No officer or director received stock options or other non-cash compensation during the fiscal year ended December 31, 2001. The Company does have employment agreements in place with each of its officer.


Name                     Position               Annual Salary        Bonus
-----------------        --------               -------------        -----
Brian Kitts              Director/
                           Acting President     None                 None
Laurie Bird Kitts        Secretary              None                 None


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the beneficial ownership of our outstanding common stock as of December 31, 2001, by each person known by eCom Corporation to own beneficially more than 5% of the outstanding common stock, by each of our directors and officer and by all of our directors and officers as a group. Unless otherwise indicated below, to our knowledge all persons listed below have sole voting and investment power with respect to their shares of common stock except to the extent that authority is shared by spouses under applicable law.





Name and Address                          Number of shares          Percent of
of Beneficial Owner                       Beneficially Owned          Class
-----------------------                   -------------------       ----------
Brian Kitts, Director/Acting President (1)    500,000                1.97%

Laurie Bird Kitts, Secretary (2)           12,000,000               47.39%
                                          -----------------------------------
All Officers and Directors (2 persons)     12,500,000               49.36%



------------------------

The percentages listed in the Percent of Class column are based upon 25,318,190 outstanding shares of common stock, which will be the number of outstanding shares of common stock as of the effective date.


(1)  Brian Kitts, 2078 Prospector Avenue, Park City , Utah 84060.
     Mr. Kitts is married to Laurie Bird Kitts, Corporate Secretary and majority shareholder of the Company. See "Certain Related Transactions and Relationships." Mr. Kitts disclaims beneficial ownership in any shares of common stock owned by Mrs. Laurie Bird Kitts.
(2)  Laurie Bird Kitts, 2078 Prospector Avenue, Park City , Utah 84060
     Mrs. Kitts is married to Brian Kitts, Director of the Corporation.

B.  Persons Sharing Ownership of Control of Shares

No person other than Laurie Bird Kitts owns or shares the power to vote ten percent (10%) or more of the Company's securities.

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

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  EXHIBITS.

The following documents are included or incorporated by reference as exhibits to this report:



EXHIBIT
  NO.                        DOCUMENT DESCRIPTION
-------  ---------------------------------------------------------------------
(3)      ARTICLES OF INCORPORATION AND BY-LAWS

  3.1    Articles of Incorporation of the Company(1)

  3.2    By-Laws of the Company(1)

(23)     CONSENT OF EXPERTS AND COUNSEL

   23.1  Letter of Consent from James Slayton, CPA(1)
   23.2  Letter of Consent from G. Brad Beckstead (2)
   23.3  Letter of Consent from G. Brad Beckstead (3)

(27)     FINANCIAL DATA SCHEDULE

  27.1   Financial Data Schedule (1)
  27.2   Financial Data Schedule (2)

----------
(1) Previously filed as an exhibit to our registration statement on Form 10-SB (the "Registration Statement"), which was originally filed on July 14, 1999, and incorporated herein by reference.

(2) Previously filed as an exhibit to our annual report on Form 10-KSB (the "Annual Report"), which was originally filed on April 12, 2001, and incorporated herein by reference.

(3)  Filed herewith

(b)  REPORTS ON FORM 8-K

eCom Corporation filed a Current Report on Form 8-K during the fiscal year ended December 31, 2000, dated March 20, 2000, containing information pursuant to Item 4 ("Changes in Accountants") entitled "Changes in Registrant's Certifying Account." (See Item 8 above, entitled, "Changes in and Disagreements with Accountants on Accounting and Financial Disclosure." This Current Report on Form 8-K was subsequently amended
Per the request of the U.S. Securities and Exchange Commission on August 17, 2001, August 21, 2001; and August 31, 2001.

eCom Corporation filed a Current Report on Form 8-K dated September 28, 2001, containing information pursuant to Item 5 ("Other Events and Regulation FD Disclosure") entitled "Press Release by eCom Corporation."

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  April 8, 2002

                                                eCom Corporation
                                                ----------------
                                                   Registrant

By: /s/ Brian Kitts
----------------------------
Brian Kitts
Director
Acting President

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  April 8, 2002

                                                eCom Corporation
                                                ----------------
                                                   Registrant


By: /s/ Laurie Bird Kitts
----------------------------
Laurie Bird Kitts, Secretary