Form 10QSB
period 2002-03-31
ECOM CORP
filed 2002-05-14
CIK 1081748

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                     Form 10-QSB

(Mark One)

[x]  Quarterly Report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended March 31, 2002
-------------------------------------------------------------------------

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

                                 (435) 655-8769
-------------------------------------------------------------------------
                           (Issuer's telephone number)
-------------------------------------------------------------------------

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

                                          Yes [ ]      No [ ]

                   APPLICABLE ONLY TO CORPORATE ISSUERS

The Registrant has 25,318,190 shares of Common stock issued and outstanding, par value $.001 per share as of March 31, 2002. The Registrant has no Preferred Stock issued nor outstanding as of March 31, 2002.

Traditional Small Business Disclosure Format (check one)

                                        Yes [  ] No [X]

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.................................   4
          Balance Sheet (unaudited)............................   5
          Statements of Operations (unaudited).................   6
          Statements of Cash Flows (unaudited).................   7
          Notes to Financial Statements........................   8

Item 2.  Management's Discussion and Analysis of Plan
           of Operation........................................   9


PART II. OTHER INFORMATION

Item 1.   Legal Proceedings....................................   13

Item 2.   Changes in Securities and Use of Proceeds............   13

Item 3.   Defaults upon Senior Securities......................   13

Item 4.   Submission of Matters to a Vote
           of Security Holders.................................   13

Item 5.   Other Information.....................................  13

Item 6.   Exhibits and Reports on Form 8-K......................  13

Signatures......................................................  15

                                      3
PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

As prescribed by Item 310 of Regulation S-B, the independent auditor has reviewed these unaudited interim financial statements of the registrant for the six months ended March 31, 2002. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. The unaudited financial statements of registrant for the six months ended March 31, 2002, follow.

                                eCom Corporation
                         (a Development Stage Company)
                                 Balance Sheet


BALANCE SHEET

                                                    March 31,    December 31,
                                                      2002           2001
                                                --------------  -------------
ASSETS

Current Assets:
   Cash                                         $            -  $           -
   Funds held in escrow                                      -              -
   Short-term notes receivable                         610,000        610,000
   Interest receivable                                 276,056        276,056
                                                --------------  -------------
      Total current assets                             886,056        886,056
                                                --------------  -------------
Long-term note receivable, net                         717,500        717,500
                                                --------------  -------------
                                                $    1,603,556  $   1,603,556
                                                ==============  =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Checks issued in excess of cash available    $            -  $           -
   Loans from shareholder                               28,860         26,610
                                                --------------  -------------
      Total current liabilities                         28,860         26,610
                                                --------------  -------------

Stockholders' Equity:
   Preferred stock,$0.001 par value,20,000,000
      shares authorized, zero shares issued
      and outstanding                                        -              -
   Common stock,$0.001 par value, 80,000,000
      shares authorized, 25,318,190 and
      25,318,190 shares issued and outstanding
      as of 3/31/02 and 12/31/01,respectively           25,318         21,424
   Additional paid-in capital                        5,348,752      5,348,752
   Subscriptions receivable                           (755,000)      (755,000)
   (Deficit) accumulated during development
      stage                                         (3,044,374)    (3,042,124)
                                                --------------  -------------
                                                     1,574,696      1,576,946
                                                --------------  -------------
                                                $    1,603,556  $   1,603,556
                                                ==============  =============


                See accompanying notes to financial statements.

                                   eCom Corporation
                           (a Development Stage Company)
                             Statements of Operation
             For the three months ended March 31, 2002 and 2001
      and for the period October 6, 1999 (Inception) to March 31, 2002



STATEMENTS OF OPERATIONS


                                                               October 6,1999
                                        Three months ended     (Inception) to
                                             March 31,            March 31,
                                     ------------------------
                                          2002        2001          2002
                                     -----------  -----------  --------------
Revenue                              $         -  $         -  $        8,985
                                     -----------  -----------  --------------
Expenses:
   Consulting services                         -            -       2,058,948
   Rent - related party                    2,250            -          11,250
   General and admin. expenses                 -        7,998         318,717
                                     -----------  -----------  ---------------
       Total expenses                      2,250        7,998       2,388,915
                                     -----------  -----------  ---------------
Net non-operating (loss)                  (2,250)      (7,998)     (2,379,930)
                                     -----------  -----------  ---------------

Other income (expense):
   (Reserve) for bad debt                     -             -       (717,500)
   (Loss) on investments                      -             -       (235,000)
   Interest income                            -             -        288,056
                                     -----------  -----------  --------------
      Total other income (expense)            -             -       (664,444)
                                     -----------  -----------  --------------
Net (loss)                           $   (2,250)  $   (7,998)  $  (3,044,374)
                                     ===========  ===========  ==============

Weighted average number of common
   shares outstanding-basic and
   fully diluted                      25,424,190   21,424,190
                                     ===========  ===========

Net (loss) per share - basic and
   fully diluted                     $    (0.00)  $    (0.00)
                                     ===========  ===========


                See accompanying notes to financial statements.

                              eCom Corporation
                       (a Development Stage Company)
                           Statements of Cash Flows
             For the three months ended March 31, 2002 and 2001
      and for the period October 6, 1999 (Inception) to March 31, 2002



STATEMENT OF CASH FLOWS

                                                               October 6,1999
                                        Three months ended     (Inception) to
                                             March 31,            March 31,
                                     ------------------------
                                          2002        2001          2002
                                     -----------  -----------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)                           $     (2,250) $ (7,998)  $   (3,042,124)
Shares issued for consulting
  services                                      -         -        1,326,500
Reserve for bad debt                            -         -          717,500
Loss on investments                             -         -          235,000
Adjustments to reconcile net (loss)
  to cash (used) by operating
  activities:
  Increase (decrease) in checks
  issued in excess of cash
  (Decrease) in current liabilities            -       6,000               -
                                     -----------  -----------  --------------
Net cash provided (used) by
  operating activities                   (2,250)      (1,998)       (763,124)
                                     -----------  -----------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Investments in unrelated companies          -            -        (235,000)
  Short-term notes receivable                 -     (450,000)       (610,000)
  Interest receivable                         -            -        (276,056)
  Long-term note receivable                   -            -      (1,435,000)
                                     -----------  -----------  --------------
Net cash (used) by investing
  activities                                  -     (450,000)     (2,556,056)
                                     -----------  -----------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                     -            -      4,153,570
  Cancelled shares                             -            -       (106,000)
  (Increase) decrease in
    subscriptions receivable                   -            -       (755,000)
  Loan from shareholder                    2,250            -         26,610
  Funds transferred (to) from escrow           -     450,000               -
                                     -----------  -----------  --------------
Net cash provided by financing
  activities                               2,250     450,000       3,319,180
                                     -----------  -----------  --------------

Net (decrease) increase in cash                -      (1,998)              -
Cash - beginning                               -      (1,748)              -
                                     -----------  -----------  --------------
Cash - ending                        $         -  $   (3,746)  $           -
                                     ===========  ===========  ==============

Supplemental disclosures:
  Interest paid                      $         -  $         -  $           -
                                     ===========  ===========  ==============
  Income taxes paid                  $         -  $         -  $           -
                                     ===========  ===========  ==============
  Non-cash transactions:
  Value of common stock issued
    for services                     $         -  $         -  $   1,336,500
                                     ===========  ===========  ==============
  Number of shares issued for
    services                                   -            -      5,000,000
                                     ===========  ===========  ==============


                See accompanying notes to financial statements.

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2001 and notes thereto included in the Company's 10-KSB annual report. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

NOTE 2 - GOING CONCERN

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at March 31, 2002, the Company has not recognized significant revenue to date and has accumulated operating losses of approximately $3,044,000 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

NOTE 3 - RELATED PARTY TRANSACTIONS

A shareholder of the Company has loaned $28,860 due 365 days from the date of the Note at a rate of 8% per annum.

The  officers and directors of the  Company  are  involved  in  other  business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATIONS

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

Management currently believes the Company needs to identify and complete an acquisition, merger or other transaction that will enhance shareholder value. The Board has placed no limitations on the type of business or industry to consider. No assurances can be given as to ECCM's ability to identify and complete a transaction by any given date or as to the nature of the business or profitability of the company if a transaction is completed. A proposed transaction could be subject to significant regulatory, business, financing and other contingencies and might require shareholder and other approvals.

The Company has a limited operating history upon which an evaluation of the Company, its current business and its prospects can be based, each of which must be considered in light of the risks, expenses and problems frequently encountered by all companies in the early stages of development, and particularly by such companies entering new and rapidly developing markets. The Company's prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development. Such risks include, without imitation, the inability of the Company to generate revenues, the company's inability to anticipate and adapt to a developing market, the failure of the company's infrastructure, changes in laws that adversely affect the company's business, the ability of the Company to manage its operations, including the amount and timing of capital expenditures and other costs relating to the expansion of the company's operations, the introduction and development of different or more extensive communities by direct and indirect competitors of the Company, including those with greater financial, technical and marketing resources, the inability of the Company to attract, retain and motivate qualified personnel and general economic conditions.

The Company has not achieved revenues or profitability to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. As of March 31, 2002, the Company had an accumulated deficit of $3,042,124.

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


Results of Operations
---------------------

As a developmental stage Company, the Company did not generate any revenues. In addition, the Company does not expect to generate any significant revenues over the next approximately to twelve (12) months. During the First Quarter ended March 31, 2002, the Company experienced net losses of $(2,250) versus a net loss of $(7,998) for the same period last year. Since the Company's inception (October 6, 1999), the Company has experienced a net loss of $(3,044,374).


Plan of Operation
-----------------

Management does not believe the company will generate any profit for the foreseeable future as developmental and marketing costs will most likely exceed any anticipated revenues. As stated earlier, management is in the process of developing new strategies for future business initiatives.

Management is seeking to identify strategic opportunities, find additional funding, complete an acquisition of, or merger with an operating company.
 No assurances can be given as to Company's ability to identify and complete a transaction by any given date or as to the nature of the business or profitability of the company if a transaction is completed. A proposed transaction could be subject to significant regulatory, business, financing and other contingencies and might require shareholder and other approvals.

Liquidity and Capital Resources
-------------------------------


As of March 31, 2002, the Company has approximately twenty-five million three hundred eighteen thousand one-hundred and ninety (25,318,190) shares of its $0.001 par value common voting stock issued and outstanding which are held by approximately two hundred eighteen (218) shareholders of record.

If the Company is unable to begin to generate revenues from its current operations management believes the Company will need to raise additional funds to meet its cash requirements. In the mean time, management of the Company plans to advance funds to the Company on an as-needed basis although there are no definitive or legally binding arrangements to do so. The Company currently has no arrangements or commitments for accounts and accounts receivable financing. There can be no assurance that any such financing can be obtained or, if obtained, that it will be on reasonable terms.

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


Market For Company's Common Stock
---------------------------------

The Company's common stock was cleared for trading on the Over the Counter Bulletin Board on October 27, 1999, under the symbol ECCM. A very limited market exists for the trading of the Company's common stock.

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

This Form 10-QSB contains statements that constitute "forward-looking statements." These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as "believes," "anticipates," "expects," "estimates," "plans," "may," "will," or similar terms. These statements appear in a number of places in this Registration and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) trends affecting the Company's financial condition or results of operations for its limited history; (ii) the Company's business and growth strategies; (iii) the Company's financing plans. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Factors that could adversely affect actual results and performance include, among others, the Company's limited operating history, potential fluctuations in quarterly operating results and expenses, government regulation, technological change and competition.

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

None.

ITEM 3.  Defaults upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

None.

ITEM 5.  Other Information

During the First Quarter, 2002, Mr. Ian Archibald resigned as President to pursue personal endeavors. Laurie Bird Kitts, Director of the Company appointed her husband, Brian Kitts as Acting President of the Company.
Mr. Kitts will hold office for the unexpired term of his predecessor and/or until his successor is elected and qualified.


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

  13    Annual or Quarterly Reports

               (a) Form 10-KSB for the years ended December 31, 1999, December 31, 2000 and December 31, 2001. Incorporated by reference to the Company's Annual Reports for Small Business Issuers on Form 10-KSB, previously filed with the Commission.

               (b) Form 10-QSB for the Quarters ended September 30, 2001, June 30, 2001, March 31, 2001, September 30, 2000, June
               30, 2000, March 31, 2000, and September 30, 1999.
               Incorporated by reference to the Company's Quarterly Reports for Small Business Issuers on Form 10-QSB, previously filed with the Commission.


(b)  REPORTS ON FORM 8-K

eCom Corporation filed a Current Report on Form 8-K during the fiscal year ended December 31, 2000, dated March 20, 2000, containing information pursuant to Item 4 ("Changes in Accountants") entitled "Changes in Registrant's Certifying Account." This Current Report on Form 8-K was subsequently amended Per the request of the U.S. Securities and Exchange Commission on August 17, 2001, August 21, 2001; and August 31, 2001.

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

Date:  May 13, 2002

                                      eCom Corporation
                                      ----------------
                                         Registrant

By: /s/ Brian Kitts
-----------------------------
Brian Kitts, Acting President