Form 10QSB
period 2002-06-30
ECOM CORP
filed 2002-08-20
CIK 1081748

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (MARK ONE)

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002


         [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)OF THE EXCHANGE
           ACT FOR THE TRANSITION PERIOD FROM ________ TO ___________


                         COMMISSION FILE NUMBER: 0-26701


                                eCOM CORPORATION


        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

                       NEVADA                          88-0406874
          (STATE OR OTHER JURISDICTION OF           (I.R.S. EMPLOYER
           INCORPORATION OR ORGANIZATION)          IDENTIFICATION NO.)

                   1 BANNISTER'S WHARF, NEWPORT, RHODE ISLAND
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

                           (ISSUER'S TELEPHONE NUMBER)

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

                                 Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The Registrant has 186,628,490 shares of Common stock issued and outstanding, par value $.001 per share as of June 30, 2002. The Registrant has no Preferred Stock issued or outstanding as of June 30, 2002.

            Traditional Small Business Disclosure Format (check one)


                                 Yes [ ] No [X]

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements..........................................  3
        Balance Sheet (unaudited).....................................  4
        Statements of Operations (unaudited)..........................  5
        Statements of Cash Flows (unaudited)..........................  6
        Notes to Financial Statements.................................  7

Item 2. Management's Discussion and Analysis of Plan
           of Operation...............................................  8

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings........................................... 13

Item 2.   Changes in Securities and Use of Proceeds................... 13

Item 3.   Defaults upon Senior Securities............................. 13

Item 4.   Submission of Matters to a Vote of Security Holders......... 13

Item 5.   Other Information........................................... 13

Item 6.   Exhibits and Reports on Form 8-K............................ 13

Signatures............................................................ 14

PART I. FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

As prescribed by Item 310 of Regulation S-B, the independent auditor has reviewed these unaudited interim financial statements of the registrant for the nine months ended June 30, 2002. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. The unaudited financial statements of registrant for the six months ended June 30, 2002, follow.

                                eCOM CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENTS OF CASH FLOW
                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
         AND FOR THE PERIOD OCTOBER 6, 1999 (INCEPTION) TO JUNE 30, 2002

                                                                                                                    OCTOBER 6, 1999
                                                                                    SIX MONTHS ENDED                 (INCEPTION) TO
                                                                                        JUNE 30,                        JUNE 30,
                                                                          -----------------------------------         -------------

                                                                              2002                  2001                   2002
                                                                          -------------         -------------         -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)                                                                $      (2,250)        $     (47,816)        $  (3,042,124)
Shares issued for consulting services                                                --                    --             1,326,500
Reserve for bad debt                                                                 --                    --               717,500
Loss on investments                                                                  --                    --               235,000
Adjustments to reconcile net (loss)
         to cash (used) by operating activities:
         Increase in current liabilities                                             --                    --                    --
                                                                          -------------         -------------         -------------
Net cash (used) by operating activities                                          (2,250)              (47,816)             (763,124)
                                                                          -------------         -------------         -------------
CASH FLOWS FROM INVESTING ACTIVITIES

         Short-term notes receivable                                                 --              (450,000)                   --
                                                                          -------------         -------------         -------------
Net cash (used) by investing activities                                              --              (450,000)                   --
                                                                          -------------         -------------         -------------
CASH FLOWS FROM FINANCING ACTIVITIES
         Issuance of common stock                                                    --                    --             1,624,124
         Cancelled shares                                                            --                    --              (106,000)
         (Increase) decrease in subscriptions receivable                             --                    --              (755,000)
         Loan from shareholder                                                    2,250                50,983                    --
         Funds transferred from escrow                                               --               450,000                    --
                                                                          -------------         -------------         -------------
Net cash provided by financing activities                                         2,250               500,983               763,124
                                                                          -------------         -------------         -------------

Net (decrease) in cash                                                               --                 3,167                    --
Cash - beginning                                                                     --                (1,748)                   --
                                                                          -------------         -------------         -------------
Cash - ending                                                             $          --         $       1,419         $          --
                                                                          =============         =============         =============
Supplemental disclosures:
         Interest paid                                                    $          --         $          --         $          --
                                                                          =============         =============         =============
         Income taxes paid                                                $          --         $          --         $          --
                                                                          =============         =============         =============
         Non-cash transactions:
                                                                          =============         =============         =============
         Value of common stock issued for services                        $          --         $          --         $   1,336,500
                                                                          =============         =============         =============
         Number of shares issued for services                                        --                    --             5,000,000
                                                                          =============         =============         =============
         Value of common stock issued for investment in subsidiary        $     151,628         $          --         $     151,628
                                                                          =============         =============         =============
         Number of shares issued for investment in subsidiary               151,628,300                    --           151,628,300
                                                                          =============         =============         =============

                                ECOM CORPORATION
                          (a Development Stage Company)

                             Statements of Operation

      For the three and six months ended June 30, 2002 and 2001 and for the period October 6, 1999 (Inception) to June 30, 2002

                                   (Unaudited)

                                                                                                                     OCTOBER 6, 1999
                                                             THREE MONTHS ENDED               SIX MONTHS ENDED       (INCEPTION) TO
                                                                   JUNE 30,                        JUNE 30,              JUNE 30,
                                                          --------------------------     --------------------------    ------------
                                                             2002            2001            2002           2001          2002
                                                          ----------     -----------     -----------    -----------    ------------

Revenue                                                   $         -    $          -    $          -   $          -   $      8,985
                                                          ----------     -----------     -----------    -----------    ------------
Expenses:
   Consulting services                                             --              --              --             --      2,058,948
    Rent - related party                                           --              --           2,250             --         11,250
   General and administrative expenses                             --          39,818              --         47,816        318,717
     Total expenses                                                --          39,818           2,250         47,816      2,388,915
                                                          ----------     -----------     -----------    -----------    ------------
Net non-operating (loss)                                           --         (39,818)         (2,250)       (47,816)    (2,379,930)
                                                          ----------     -----------     -----------    -----------    ------------
Other income (expense):
   (Reserve) for bad debt                                          --              --              --             --       (717,500)
   (Loss) on investments                                           --              --              --             --       (235,000)
   Interest income                                                 --              --              --             --        288,056
     Total other income (expense)                                  --              --              --             --       (664,444)

Net (loss)                                                         $-    $    (39,818)   $     (2,250)  $    (47,816)  $ (3,044,374)
                                                          ==========     ===========     ===========    ===========    ============
Weighted average number of
   common shares outstanding - basic and fully diluted    176,946,490      21,424,190      25,424,190     21,424,190
                                                          ==========     ===========     ===========    ===========
Net (loss) per share - basic and fully diluted            $     (0.00)   $      (0.00)   $      (0.00)  $      (0.00)
                                                          ==========     ===========     ===========    ===========


    The accompanying note are an integral part of these financial statements

                                ECOM CORPORATION
                          (a Development Stage Company)

                             Statements of Cash Flow
                 For the six months ended June 30, 2002 and 2001
         and for the period October 6, 1999 (Inception) to June 30, 2002


                                                                           Six months ended                October 6, 1999
                                                                               June 30,                    (Inception) to
                                                                   ---------------------------------         June 30,
                                                                       2002                2001                 2002
                                                                   -------------       -------------       -------------
Cash flows from operating activities
Net (loss)                                                         $      (2,250)      $     (47,816)      $  (3,042,124)
Shares issued for consulting services                                         --                  --           1,326,500
Reserve for bad debt                                                          --                  --             717,500
Loss on investments                                                           --                  --             235,000
Adjustments to reconcile net (loss)
    to cash (used) by operating activities:
    Increase in current liabilities                                           --                  --                  --
                                                                   -------------       -------------       -------------
Net cash (used) by operating activities                                   (2,250)            (47,816)           (763,124)
                                                                   -------------       -------------       -------------
CASH FLOWS FROM INVESTING ACTIVITIES

    Short-term notes receivable                                               --            (450,000)                 --
                                                                   -------------       -------------       -------------
Net cash (used) by investing activities                                       --            (450,000)                 --
                                                                   -------------       -------------       -------------
CASH FLOWS FROM FINANCING ACTIVITIES

    Issuance of common stock                                                  --                  --           1,624,124
    Cancelled shares                                                          --                  --            (106,000)
    (Increase) decrease in subscriptions receivable                           --                  --            (755,000)
                                                                   -------------       -------------       -------------
    Loan from shareholder                                                  2,250              50,983                  --
                                                                   -------------       -------------       -------------
    Funds transferred from escrow                                             --             450,000                  --

Net cash provided by financing activities                                  2,250             500,983             763,124

Net (decrease) in cash                                                        --               3,167                  --
Cash - beginning                                                              --              (1,748)                 --
                                                                   -------------       -------------       -------------
Cash - ending                                                      $          --       $       1,419       $          --
                                                                   =============       =============       =============

Supplemental disclosures:
    Interest paid                                                  $          --       $          --                  $-
                                                                   =============       =============       =============
    Income taxes paid                                              $          --       $          --                  $-
                                                                   =============       =============       =============
    Non-cash transactions:
    Value of common stock issued for services                      $          --       $          --       $   1,336,500
                                                                   =============       =============       =============
    Number of shares issued for services                                      --                  --           5,000,000
                                                                   =============       =============       =============
    Value of common stock issued for investment in subsidiary      $     151,628       $          --       $     151,628
                                                                   =============       =============       =============
    Number of shares issued for investment in subsidiary             151,628,300                  --         151,628,300
                                                                   =============       =============       =============

    The accompanying note are an integral part of these financial statements

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

NOTE 2 - GOING CONCERN

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at June 30, 2002, the Company has not recognized significant revenue to date and has accumulated operating losses of approximately $3,044,000 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

NOTE 3 - INVESTMENT HOLDINGS

On May 24, 2002, the company exchanged all of its assets and liabilities for 3,492,419 shares of $0.001 par value common stock of Nevwest Corp, a privately-held company, valued at $1,574,696 pursuant to an asset exchange agreement.

NOTE 4 - RELATED PARTY TRANSACTIONS

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

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATIONS

eCom Corporation ("eCom" or the "Corporation") is a developmental stage company whose original principal business objective was to provide reliable and cost efficient business Internet connectivity in the form of "website packages" for the business-to-business sector. The Company originally focused on providing reliable and cost efficient Internet connectivity and other enhanced, easy-to-use Internet services for small-to medium-sized businesses. Based on adverse market conditions and the failure of many Internet "dot.com" companies, ECCM abandoned its original business plan.

As we stated in the 10-QSB for the quarter ending March 31, 2002, the Company was actively seeking a merger with a company that would enhance shareholder value. A number of companies were considered and on May 28, 2002 the management decided to acquire Columbia Bakeries, Inc., ("Columbia") a Delaware corporation, in exchange for 151,628,300 shares of the Company's common stock. Concurrent with the acquisition of Columbia, Brian Kitts and Laura Kitts, the directors of the Company, appointed Rounsevelle W. Schaum as Chairman and CEO and Salvatore Liga as a director, President and COO, after which Mr. Kitts and Laura Kitts resigned as officers and directors.

Columbia Bakeries, Inc. a Delaware corporation of which Mr. Schaum and Mr. Liga had voting proxy control and which is now a subsidiary of the Company, entered into an agreement with New York Baking Company ("NYBC") to acquire its physical assets and accounts receivable, subject to their existing liens and encumbrances. On June 23, 2002, prior to completion of the acquisition of its assets by Columbia, Mr. Liga initiated a Chapter 11 bankruptcy proceeding for NYBC in order to clarify and reduce certain of its liabilities. Under a pre-packaged Chapter 11 settlement agreement proposed to the NYBC creditors committee by Columbia, Columbia will acquire the assets of NYBC, including its Fink trademark and Sabrett license, accounts receivable, production equipment, trucks, computer system and goodwill, for which Columbia will assume certain tax liabilities and other trade and union obligations of NYBC. It is the intent of the Company to complete this transaction when authorized to do so by the Bankruptcy Court. If the creditors committee does not accept Columbia's proposal, Columbia intends to bid for the assets of NYBC at any auction.

In the interim, the Company has formed three operating divisions; Distribution, Financial Services and Licensing; and commenced business operations on July 1, 2002 from a 3,000 square foot facility located in the Mespeth section of Brooklyn.

The Distribution Division will purchase bread and cake products from both local and Canadian bakeries and distribute them in the New York area. The Financial Services Division will provide financial advisory and factoring services both to Columbia and to other bakers and jobbers in the tri-state area. Columbia has negotiated an exclusive agency agreement with Bridgeport Capital Services, Inc. of Plantation, Florida to provide those services. The Licensing Division will undertake private label production and distribution agreements with both established bakers and retail outlets, including regional supermarkets. The specific contracts presently under negotiation will be announced as they are executed.

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

The Company has not achieved revenues or profitability to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. As of June 30, 2002, the Company had an accumulated deficit of $3,042,124.

Going Concern. The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations. (See financial footnote 2.)

The officers and directors are involved in other business activities and may, in the future become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

Results of Operations

As a developmental stage Company, the Company did not generate any revenues. In addition, the Company does not expect to generate any significant revenues over the next approximately twelve (12) months. During the Second Quarter ended June 30, 2002, the Company experienced net losses of $(2,250) versus a net loss of $(7,998) for the same period last year. Since the Company's inception (October 6, 1999), the Company has experienced a net loss of $(3,044,374).

Subsequent Events

On July 1, 2002, the Company commenced distribution operations at its Brooklyn, New York facility. The following preliminary financial data is presented for informational purposes only and should not be considered as indicative of future financial performance:

                       Preliminary Financial Information
                              For the period from
                      July 1, 2002 through August 14, 2002

Sales                                                            $209,455
Cost of Goods Sold                                               $136,710
Distribution Costs                                               $ 35,647
General & Administrative Costs                                   $ 37,647
Earnings before Income Tax and Depreciation                      $ 37,074

Plan of Operation

Under its current business plan, management expects that the company will return to profitability by the end of the fourth quarter of this year. Management is seeking to identify strategic opportunities, find additional funding, complete an acquisition of, or merger with another operating company. No assurances can be given as to Company's ability to identify and complete a transaction by any given date or as to the nature of the business or profitability of the Company if a transaction is completed. A proposed transaction could be subject to significant regulatory, business, financing and other contingencies and might require shareholder and other approvals.

The following table represents management best estimates of the Company's growth during the next 36 months. This material is presented for informational purposes only and no assurances can be given that these results can be obtained.

                              Financial Forecasts
                                    (000's)

DISTRIBUTION DIVISION              Year 1        Year 2        Year 3
                                   ------        ------        ------
         Sales                     25,000        40,000        60,000
         Cost of Goods             16,250        26,000        39,000
         Distribution Costs         3,750         6,000         9,000
         G&A                        2,000         3,200         4,800
                                   ------        ------        ------
         EBITDA                     3,000         4,800         7,200

FINANCIAL SERVICES DIVISION
         Fees                         240           300           350
         G&A                           48            60            70
                                   ------        ------        ------
         EBITDA                       192           240           280

LICENSING DIVISION

         Licensing Fees               300           350           400
         Product Sales              2,400         3,000         3,500
         Cost of Goods              1,560         1,950         2,275
         G&A                          190           240           280
                                   ------        ------        ------
         EBITDA                       950         1,160         1,395
                                   ------        ------        ------
TOTAL FORECAST EBITDA               4,412         6,200         8,875
                                   ======        ======        ======

Liquidity and Capital Resources

As of June 30, 2002, the Company has approximately 186,552,490 shares of its $0.001 par value common voting stock issued and outstanding which are held by approximately two hundred eighteen (218) shareholders of record. The Company has announced a 20 for 1 reverse stock split and intends to complete that split by August 30, 2002. At that time, the Company intends to change its name to

Columbia Bakeries, Inc. and to change its trading symbol to BKRY.

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

None.

ITEM 3.  Defaults upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

None.

ITEM 5.  Other Information

During the Second Quarter, 2002, Mr. Ian Archibald resigned as President to pursue personal endeavors. Laurie Bird Kitts, and her husband Mr. Brian Kitts resigned having appoint Salvatore Liga and Rounsevelle Schaum as officers and directors of the Company. Messers. Schaum and Liga will hold office for the unexpired term of his predecessor and/or until his successor is elected and qualified.


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

eCom Corporation filed a Current Report on Form 8-K on June 10, 2002, containing information pursuant to Item 1 ("Changes of Control").

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 20, 2002

                                      eCom Corporation
                                      ----------------
                                         Registrant

By: /s/ Salvatore Liga
-------------------------
Salvatore Liga, President