Form 10QSB
period 2002-09-30
ECOM CORP
filed 2002-11-19
CIK 1081748

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

                                   (Mark One)

        [x] Quarterly Report under Section 13 OR 15(d) of the Securities
                              Exchange Act of 1934

                For the quarterly period ended September 30, 2002

--------------------------------------------------------------------------------

         [ ] Transition Report under Section 13 or 15(d) of the Exchange
           Act For the Transition Period from ________ to ___________

--------------------------------------------------------------------------------
                         Commission File Number: 0-26701

--------------------------------------------------------------------------------
                                eCom Corporation

--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            Nevada                                          88-0406874
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                         Identification No.)

                                 294 Valley Road
            Address of Principal Executive Office (Street and Number)
                         Middletown, Rhode Island 02842
                             City State and Zip Code
                                 (401) 840-0431

--------------------------------------------------------------------------------
                           (Issuer's telephone number)

--------------------------------------------------------------------------------

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

                                 Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

        The Registrant has 189,628,490 shares of Common Stock issued and outstanding, par value $.001 per share as of June 30, 2002. The
                   Registrant has no Preferred Stock issued or
                        outstanding as of June 30, 2002.

            Traditional Small Business Disclosure Format (check one)

                                 Yes [ ] No [x]

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements ......................................  4

                  Balance Sheet (unaudited) .................................  5
                  Statements of Operations (unaudited) ......................  6
                   Statements of Cash Flows (unaudited) .....................  7
                   Notes to Financial Statements ............................  8


         Item 2. Management's Discussion and Analysis of Plan
                    of Operation ............................................  9



PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings ......................................... 13

         Item 2.  Changes in Securities and Use of Proceeds ................. 13

         Item 3.  Defaults upon Senior Securities ........................... 13

         Item 4.  Submission of Matters to a Vote of Security Holders ....... 13

         Item 5.  Other Information ......................................... 13

         Item 6.  Exhibits and Reports on Form 8-K .......................... 13

         Signatures ......................................................... 15


PART I. FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS


As prescribed by Item 310 of Regulation S-B, the independent auditor has reviewed these unaudited interim financial statements of the registrant for the nine months ended September 30, 2002. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. The unaudited financial statements of registrant for the six months ended September 30, 2002, follow.

                                ECOM CORPORATION
                           CONSOLIDATED BALANCE SHEET

                                                                                (UNAUDITED)
                                                                                SEPTEMBER 30,
                                                                                  2002
                                                                                ---------
    Assets

    Current assets:
                  Cash and equivalents                                          $  27,806
                  Trade accounts receivable                                        69,386
                  Short-term notes receivable                                        --
                  Interest receivable                                                --
                                                                                ---------
                              Total current assets                                 97,192
                                                                                ---------

    Fixed assets, net                                                              49,210
    Other assets                                                                    2,300
                                                                                ---------
    Long-term note receivable, net                                                   --
                                                                                ---------

                                                                                $ 148,702
                                                                                =========

    LIABILITIES AND STOCKHOLDERS' EQUITY

    Current liabilities

                  Accounts payable                                              $  60,543
                  Accrued liabilities                                              40,407
                  Loans from officers                                              63,240
                                                                                ---------
                              Total current liabilities                           164,190
                                                                                ---------
    Long-term liabilities                                                            --
                                                                                ---------

                                          Total liabilities                        28,860
                                                                                ---------

    Stockholders' Equity:
                  Preferred stock, $0.001 par value, 20,000,000
                              shares authorized, zero shares issued and
                              outstanding                                            --
                  Common stock, $0.001 par value, 200,000,000
                              shares authorized, 189,552,490 shares issued
                              and outstanding as of 9/30/02                       189,552
                  Additional paid-in capital                                      137,394
                  Deferred compensation                                          (150,000)
                  (Deficit)                                                       (28,244)
                                                                                ---------
                                                                                  148,702

                                                                                ---------

                                                                                $ 148,702
                                                                                =========

                                ECOM CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (UNAUDITED)



                                                                     THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                        SEPTEMBER 30,                     SEPTEMBER 30,
                                                           ---------------------------------     --------------------------------
                                                                2002               2001               2002             2001
                                                           -------------     ---------------     -------------     --------------
  Revenue                                                  $     299,579     $          --       $     299,579     $         --
  Cost of goods sold                                             179,849                --             179,849               --
                                                           -------------     ---------------     -------------     --------------

  Gross profit                                                   119,730                --             119,730               --

  Operating expenses:
    Wages and payroll taxes                                       40,022                --              40,022               --
    Selling and marketing                                          6,250                --               6,250               --
    General and administrative                                    27,446                --              27,446               --
                                                           -------------     ---------------     -------------     --------------
              Total expenses                                      73,718                --              73,718               --
                                                           -------------     ---------------     -------------     --------------

  Net operating income                                            46,012                --              46,012               --
                                                           -------------     ---------------     -------------     --------------

  Other (expenses):
    Loss on writedown of assets                                  (10,756)               --             (10,756)              --
    Startup and organizational costs                             (63,500)               --             (63,500)              --
                                                           -------------     ---------------     -------------     --------------
                                                                 (74,256)               --             (74,256)              --
                                                           -------------     ---------------     -------------     --------------

  Net (loss)                                               $     (28,244)    $          --       $     (28,244)    $         --
                                                           =============     ===============     =============     ==============

  Weighted average number of
    common shares outstanding - basic and fully diluted      189,552,490          21,424,190       105,488,340         21,424,190
                                                           =============     ===============     =============     ==============

  Net (loss) per share - basic and fully diluted           $       (0.00)    $         (0.00)    $       (0.00)    $        (0.00)
                                                           =============     ===============     =============     ==============

                                ECOM CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENTS OF CASH FLOW
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001


                                                                  NINE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                             ----------------------
                                                               2002           2001
                                                             --------       -------
  Cash flows from operating activities
  Net (loss)                                                 $(28,244)      $  --
  Loss on writedown of assets                                  10,756
  Adjustments to reconcile net (loss)
                to cash (used) by operating activities:
                (Increase) in accounts receivable             (69,386)
                (Increase) in other assets                     (2,300)
                Increase in accounts payable                   60,543
                Increase in accrued liabilities                40,407          --
                                                             --------       -------
  Net cash provided by operating activities                    11,776          --
                                                             --------       -------

  CASH FLOWS FROM INVESTING ACTIVITIES

                Purchase of fixed assets                      (49,210)         --
                                                             --------       -------
  Net cash (used) by investing activities                     (49,210)         --
                                                             --------       -------

  CASH FLOWS FROM FINANCING ACTIVITIES

                Donated capital                                 2,000
                Loans from officers                            63,240          --
                                                             --------       -------
  Net cash provided by financing activities                    65,240          --
                                                             --------       -------

  Net (decrease) in cash                                       27,806          --
  Cash and equivalents - beginning                               --            --
                                                             --------       -------
  Cash and equivalents - ending                              $ 27,806       $  --
                                                             ========       =======

  Supplemental disclosures:
                Interest paid                                $   --         $  --
                                                             ========       =======
                Income taxes paid                            $   --         $  --
                                                             ========       =======

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

Note 5 - Acquisitions

On May 28, 2002, the Company closed an acquisition agreement with Columbia Bakeries, Inc. ("CBI") whereby the Company agreed to exchange 151,628,300 shares of the Company's $0.001 par value common stock for 100% of the outstanding shares of CBI. As of June 30, 2002, CBI had a contract with New York Baking Company, Inc. ("NYBC") to acquire its assets. On June 23 2002 NYBC filed for protection from its creditors under Chapter 11 of the U.S. Bankruptcy Code. As of 30 June 2002 Columbia still had its agreement with NYBC, subject to the approval of the Court. The value of the acquisition of CBI is determined by management to be $151,628, the par value of the underlying stock issued in the transaction.

Management Discussion and Analysis for 10-Q

Columbia Bakeries, Inc. ("Columbia") was incorporated on November 29, 2001 for the purpose of developing a business to distribute bread and cake products in the New York area and along the Northeast Corridor.

On May 28, 2002 Columbia executed an agreement with New York Baking Company, Inc. ("NYBC") to acquire its assets. On the same day, Ecom Corporation acquired Columbia in exchange for 151,000,000 shares of its common stock and elected Rounsevelle W. Schaum as Chairman and CEO and Salvatore J. Liga as President and COO. Mr. Liga was also at that time the President of NYBC.

On June 25, 2002, NYBC filed for protection under Chapter 11 of the Bankruptcy Code. On August 15, 2002, the United States Bankruptcy Court converted the case to a Chapter 7 liquidation. An auction was held for the assets of NYBC on September 26, 2002 at which time the Company was unsuccessful in its bid to acquire the Fink trademark and other NYBC assets.

Concurrent with the above activities and independent of its actions to acquire the NYBC assets, the Company subleased a distribution depot at 1141 Grand Avenue in Queens, purchased five delivery trucks from the U.S. Postal Service and commenced its distribution operations of bread and other bakery products. As previously reported, to support these operations, the Company negotiated a $3,000,000 factoring line of credit with Bridgeport Capital Services, Inc. of Plantation, Florida.

On or about 15 July 2002, the Company purchased five commercial ovens and related equipment required to bake-off frozen croissants, Danish pastries and other bakery items. This equipment, which has a production capacity of 800 dozen units per hour, is presently being installed at the Company's Queens facility and is expected to be operational before 15 December 2002.

In addition to its bake-off equipment, the Company acquired packaging equipment that is specifically designed to package individual slices of bread and rolls for hospitals, rest homes and other institutional customers. The Company has also completed the wrapping designs for its commercial and institutional product lines.

Supporting its bake-off production operations, the Company is presently negotiating agreements with Canadian suppliers for delivery of croissants and other cake products at an average price of $0.13 per unit, delivered CIF to the Company's queens facility. With wholesale prices for these products, after bake-off, in the range of $0.45 to $0.75 per unit, management believes that its business model of high variable cost to fixed cost ratio, which is diametrically opposite to the classic model for bakeries, will lead to a significantly higher ratio of net operating profits vs. sales than is traditional in the bakery industry.

In September 2002 the Company initiated the private placement of up to $500,000 of its 12% - 2 year convertible notes. As of 30 September 2002 this transaction was not completed, placing the Company under a severe working capital strain. However, as of 12 November 2002 the Company has received an interim working capital loan from its principal shareholder, Colbake Holdings, Inc., of $50,000, which is sufficient to complete the installation of its bake-off ovens and, with its Bridgeport factoring credit facility, to continue its other distribution activities.

At present the Company is focusing on bringing its bake-off line to operational status and is preparing institutional bids for bread and bakery products for the first quarter of 2003. The Company is also actively seeking merger opportunities to expand its base of distribution and will announce developments as they are consummated.

In the 10-Q for the period ending on 30 June 2002, management provided a forecast of expected financial performance that showed gross revenues of $25,000,000 and an EBITDA of $3,000,000 for the next 12 months. However, because the above-referenced private placement was not closed in the third quarter, the planned expansion of its distribution operations was impaired. Accordingly, management presently believes that the above financial performance expectation is not achievable, and that a reasonable expectation for sales for calendar year 2003 would be $15,000,000 with an EBITDA of $2,000,000.

Since the Company commenced its operations in July 2002, it has achieved (unaudited) sales of $299,579 and net operating income of $46,012 through 31 September 2002. However, because of a write-down of non-productive assets, start-up and organizational costs, the Company sustained a net operating loss of $28,244 for that period. Since the Company is still in its development stage, these figures do not include the Company's sale of its bake-off products or anticipated changes in the ratio of its bread sales to commercial vs. institutional customers. Therefore, they should not be relied upon as an indication of future performance.

Liquidity and Capital Resources

As of September 30, 2002, the Company had approximately 186,552,490 shares of its $0.001 par value common voting stock issued and outstanding which are held by approximately two hundred eighteen (218) shareholders of record. On October 23, 2002, the Company announced that it has decided to delay its proposed a 20 for 1 reverse stock split. The Company intends to change its trading symbol to BKRY.

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

PART II
OTHER INFORMATION

Item One  Legal Proceedings

A former consultant to the company has commenced an arbitration against the company alleging that the company breached a contract to issue S-8 stock to him. The company believes the claim to be frivolous and intends to defend it vigorously.

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

ITEM 6.  Exhibits and Reports on Form 8-K

(a) The following documents are included or incorporated by reference as exhibits to this report:

3        Articles of incorporation & By-Laws

(a) Articles of Incorporation of the Company filed October 6, 1999. Incorporated by reference to the exhibits to the Company's General Form For Registration Of Securities

Of Small Business Issuers on Form 10-SB, previously filed with the Commission on July 14, 1999.

(b) By-Laws of the Company adopted October 6, 1999. Incorporated by reference to the exhibits to the Company's General Form For Registration Of Securities Of Small Business Issuers on Form 10-SB, previously filed with the Commission on July 14, 1999.

13 Annual or Quarterly Reports

(a) Form 10-KSB for the years ended December 31, 1999, December 31, 2000 and December 31, 2001. Incorporated by reference to the Company's Annual Reports for Small Business Issuers on Form 10-KSB, previously filed with the Commission.

(b) Form 10-QSB for the Quarters ended, June 30, 2002, March 31, 2002, September 30, 2001, June 30, 2001, March 31, 2001, September 30, 2000, June 30,
2000, March 31, 2000, and September 30, 1999. Incorporated by reference to the Company's Quarterly Reports for Small Business Issuers on Form 10-QSB, previously filed with the Commission.

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

99.1 Certification under Section 906 of the Sarbanes-Oxley Act of 2002

95.2 Certification under Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: November 15, 2002

                                      eCom Corporation
                                      ----------------
                                         Registrant

By: /s/ Salvatore Liga
-------------------------
Salvatore Liga, President