Form 10KSB
period 2002-12-31
COLUMBIA BAKERIES INC
filed 2003-05-19
CIK 1081748

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-KSB

                                   (MARK ONE)
  [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                                      1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

  [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

            FOR THE TRANSITION PERIOD FROM ___________ TO ___________

                         COMMISSION FILE NUMBER: 0-26701

                             COLUMBIA BAKERIES, INC
                      (FORMERLY KNOWN AS eCOM CORPORATION)
                  --------------------------------------------
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

             NEVADA                                              88-0406874
--------------------------------                             -------------------
(STATE OR OTHER JURISDICTION OF                                (IRS EMPLOYER
INCORPORATION OR ORGANIZATION)                               IDENTIFICATION NO.)

                  294 VALLEY ROAD, MIDDLETOWN, RI        02842
             ----------------------------------------  ----------
             (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)  (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (401) 841-5294

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

                                YES [X] NO [ ]

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer is a developmental stage company, and as such, has minimal operating revenues for the past calendar year.

Based on the average if the closing bid and asked prices of the issuer's common stock on December 31, 2002, the aggregate market value of the voting stock held by non-affiliates of the registrant on that date was $378,142.

As of December 31, 2002, the issuer had 190,522,490 shares of common stock outstanding.

Documents incorporated by reference: See Item 13. Exhibits and Reports on Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                    CONTENTS

                                                                                 PAGE
PART I

    Item 1.  Description of Business.........................................      4
    Item 2.  Description of Property.........................................      8
    Item 3.  Legal Proceedings...............................................      8
    Item 4.  Submission of Matters to a Vote of Security Holders.............      8

PART II

    Item 5.  Market for Common Equity and Related Stockholder Matters........      9
    Item 6.  Management's Discussion and Analysis or Plan of Operation.......     10
    Item 7.  Directors, Executive Officers, Promoters and Control
                Persons; Compliance with Section 16(A) of the Exchange Act...     11
    Item 8.  Executive Compensation..........................................     11

    Item 9.  Security Ownership of Certain Beneficial Owners and
                Management...................................................     11
    Item 10. Certain Relationships and Related Transactions..................     12
    Item 11. Exhibits and Reports on Form 8-K................................     12

SIGNATURES   ................................................................     13

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

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

(a)  BUSINESS DEVELOPMENT

(i)  Business Development, Organization and Acquisition Activities

eCom Corporation, hereinafter referred to as the ("Company") or ("eCom") or ("ECCM"), was organized by the filing of Articles of incorporation with the Secretary of State of the State of Nevada on October 6, 1998. The original articles of the Company authorized the issuance of twenty million (20,000,000) shares of Common Stock at a par value of $0.001 per share. March 31, 2000, the Company amended its Articles of Incorporation to increase the number of authorized the issuance of eighty million (80,000,000) shares of Common Stock and twenty million (20,000,000) Preferred Shares. On June 30, the Company once again amended its Articles of Incorporation to increase the number of authorized the issuance of two hundred million (200,000,000) shares of Common Stock. The number of Preferred Shares remained at twenty million (20,000,000). (See notes to Financial statements for "Subsequent Events")

eCom Corporation is a developmental stage company whose original principal business objective was to provide reliable and cost efficient business Internet connectivity in the form of "website packages." Based on adverse market conditions and the failure of many Internet "dot.com" companies, ECCM abandoned its original business plan, and is in the process of developing other business strategies. The Company has subsequently acquired interest in other Companies, in an effort to become a going concern.

However, as of May 28, 2002, the Company had divested itself of all ongoing operations and entered into an agreement with Colbake Holdings, Inc. to acquire Columbia Bakeries, Inc., a Delaware corporation.

B.   Business of Issuer

(1)  Principal Products and Services and Principal Markets

Overview

eCom is a developmental stage company whose original principal business objective was to provide reliable and cost efficient business Internet connectivity in the form of "website packages" for the business-to-business sector. The Company's originally focused on providing reliable and cost efficient Internet connectivity and other enhanced, easy-to-use Internet services for small-to medium-sized businesses. Based on adverse market conditions and the failure of many Internet "dot com" companies, ECCM abandoned its original business plan, and is the process of developing other business strategies.

Following its original strategy, the Company acquired ACS Sports, CacheStream and TTR HP Motorsport Marinesport Racing, LLC, all of which were subsequently divested by the Company.

On May 28, 2002 the Company had a change in control under which its previous business activities were either terminated or reorganized and distributed to shareholders. It subsequently acquired Columbia Bakeries, Inc. and is now developing that business.

Columbia Bakeries, Inc., now a wholly owned subsidiary of the Company, is in the business of producing and distributing bakery products. It operates a bakery and retail facility at 28-09 24th Avenue, Astoria, Queens, New York 11102. At present, the principal products produced are croissants, Danish pastries and related specialty products. The Company purchases frozen, unbaked products from various US and Canadian producers, bakes off these products and sells them principally to major jobbers and commissaries in the greater New York area. The Company also produces and sells its products on a private label basis to other specialty bakeries.

A principal activity of the Company since the change in control has been to attract additional capital so that it may expand its operations. Because of adverse market conditions, this activity has met with limited success. Accordingly, the Company has focused on building additional sales of its bakery products through its established relations with the food service industry.

Risk Factors

ECCM has devoted much of its time and resources in identifying market/client needs. ECCM is evaluating its future plans, business opportunities and developing a business strategy to be a going concern. That being the case and the limited number of staff available at this time severely hampers the company's ability for earnings. The company's competitors have larger marketing and sales organizations, greater financial resources, and superior sized software development staffs. This places the competition at a significant advantage. ECCM does not have many resources at this time, and it is questionable if the Company can remain a going concern without additional financing.

(a)  Limited Operating History

The Company was first incorporated in the State of Nevada on October 6, 1998 and has recently undergone a change in control in which all of its previous operations were terminated or divested. Accordingly, the Company has a limited operating history upon which an evaluation of the Company, its current business and its prospects can be based, each of which must be considered in light of the risks, expenses and problems frequently encountered by all companies in the early stages of development, and particularly by such companies entering new and rapidly developing markets like the Internet. The Company's prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development.

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

(b)  Anticipated Losses for the Foreseeable Future

The Company has not achieved profitability to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. The extent of these losses will depend, in part, on the amount of Company's growth. As of December 31, 2002, the Company had an accumulated deficit off $56,588. The Company expects that its operating expenses will increase significantly during the next several years, especially in the areas of identify and finding acquisition targets. Thus, the Company will need to generate increased revenues to achieve profitability. To the extent that increases in its operating expenses precede or are not subsequently followed by commensurate increases in revenues, or that the Company is unable to adjust operating expense levels accordingly, the Company's business, results of operations and financial condition would be materially and adversely affected. There can be no assurances that the Company can achieve or sustain profitability or that the Company's operating losses will not increase in the future.

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

(d)  Evaluating Business Combinations

The Company is currently seeking and evaluating business combinations with private entities whose businesses present opportunities for the Company. Before these decisions can be made the Company's management needs to review and evaluate these business ventures as possible mergers or acquisitions. The Company has not entered into any agreement, nor does it have any commitment or understanding to enter into or become engaged in a transaction, as of the date of this filing. Further, the business objectives discussed herein are extremely general and are not intended to restrict the discretion of the Company's management.

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

(e)  Selection of a Business Opportunity

Should the company pursue other potential business opportunities, it anticipates they will be referred from various sources, including its officers and directors, professional advisors, and its shareholders, who may present unsolicited proposals. The Company does not plan to engage in any general solicitation or advertising for a business opportunity, and would rely upon personal contacts of its officers, as well as indirect associations with other business and professional people. Management's reliance on "word of mouth" may limit the number of potential business opportunities identified. While it is not presently anticipated that the Company will engage unaffiliated professional firms specializing in business acquisitions or reorganizations, such firms may be retained if management deems it in the best interest of the Company. As of the filing date there have been no discussions, agreements or understandings with any professional advisors, financial consultants, broker- dealers or venture capitalists. The Company's present intentions are to rely upon its officers and directors to effect those services normally provided by professional advisors or financial consultants.

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

The Company currently has no understandings, commitments or agreements with respect to any other material acquisition and no other material acquisition is currently being pursued. There can be no assurance that the Company will be able to identify, negotiate or finance future acquisitions successfully, or to integrate such acquisitions with its current business. The process of integrating an acquired business, technology, service or product(s) into the Company may result in unforeseen operating difficulties and expenditures and may absorb significant management attention that would otherwise be available for ongoing development of the Company's business. Moreover, there can be no assurance that the anticipated benefits of any acquisition will be realized. Future acquisitions could result in potentially dilutive issuance's of equity securities, the incurrence of debt, contingent liabilities and/or amortization expenses related to goodwill and other intangible assets, which could materially adversely affect the Company's business, results of operations and financial condition. Any future acquisitions of other businesses, technologies, services or product(s) might require the Company to obtain additional equity or debt financing, which might not be available on terms favorable to the Company, or at all, and such financing, if available, might be dilutive.

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

2)   Status of Any Announced New Product or Service

With the exception of its operation of Columbia Bakeries, Inc., the Company does not have any announced new product or service.

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

5)   Government Regulation

It is impossible to anticipate government regulations, if any, to which the Company may be subject until it defines its business strategies. The use of assets to conduct a business that the Company may acquire could subject it to environmental, public health and safety, land use, trade, or other governmental regulations and state or local taxation. In selecting a business in which to acquire an interest, management will endeavor to ascertain, to the extent of the limited resources of the Company, the effects of such government regulation on the prospective business of the Company. In certain circumstances, however, such as the acquisition of an interest in a new or start-up business activity, it may not be possible to predict with any degree of accuracy the impact of government regulation. The inability to ascertain the effect of government regulation on a prospective business activity presents a risk to the Company.

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

7)   Employees

The Company currently has five (5) employees in addition to its Chairman and CEO, President, and Corporate Secretary, who serve as Officers of the Company. The Company has no intention at this time to add employees except as may be necessary to expand its production operations.

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

ITEM 2.  DESCRIPTION OF PROPERTY.

The Company's corporate headquarters are located at: 294 Valley Road, Middletown RI 02842. Registrant's telephone number, including area code: (401) 841-5294. The office space is rented from a non-affiliated third party at a cost of $1,828 per month to the Company. The Company also leases a 1500 square feet retail and bakery facility at 28-09 24th Avenue, Astoria, NY for a monthly fee of $1500.

ITEM 3.  LEGAL PROCEEDINGS.

As of the date hereof, eCom Corporation is not a party to any material legal proceedings, and none are known to be contemplated against eCom, Inc., except Frank Speight v.eCom Corporation

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fiscal year ended December 31, 2002.

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

           FISCAL 1999                        HIGH              LOW
--------------------------------             ------            ------
Quarter Ended March 31, 1999                 N/A               N/A
Quarter Ended June 30, 1999                  N/A               N/A
Quarter Ended September 30, 1999             N/A               N/A
Quarter ended December 31, 1999              $ 2.00            $ 0.37

           FISCAL 2000                        HIGH              LOW
--------------------------------             ------            ------
Quarter Ended March 31, 2000                 $ 4.03            $ 0.37
Quarter Ended June 30, 2000                  $ 7.31            $ 2.00
Quarter Ended September 30, 2000             $ 4.92            $ 2.00
Quarter ended December 31, 2000              $ 3.98            $ 0.81

           FISCAL 2001                        HIGH              LOW
--------------------------------             ------            ------
Quarter Ended March 31, 2001                 $ 3.88            $ 1.06
Quarter Ended June 30, 2001                  $ 1.80            $ 0.52
Quarter Ended September 30, 2001             $ 1.00            $ 0.20
Quarter ended December 31, 2001              $ 0.29            $ 0.03

           FISCAL 2002                        HIGH              LOW
--------------------------------             ------            ------
Quarter Ended March 31, 2002                 $0.055            $0.055
Quarter Ended June 30, 2002                  $ 0.09            $0.052
Quarter Ended September 30, 2002             $ 0.04            $ 0.04
Quarter ended December 31, 2002              $ 0.02            $0.017

Holders

The approximate number of holders of record of common stock as of December 31, 2002 was One hundred ninety-eight.

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

(i)  General

(1) During the seven month operating period ended December 31, 2002, the Company incurred a net loss of $433,140, or a loss of $0.022 per share. The majority of this loss was a result of consulting fees, compensation expense and start-up expenses. (See "Consolidated Statement of Operations").

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

The Company has achieved minimal revenues and no profits to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. As of December 31, 2002, the Company had an accumulated deficit of $56,588.

     The Company expects that its operating expenses will increase significantly, especially as it develops its Columbia Bakeries operations. Thus, the Company will need to generate increased revenues to achieve any profitability. To the extent that increases in its operating expenses precede or are not subsequently followed by commensurate increases in revenues, or that the Company is unable to adjust operating expense levels accordingly, the Company's business, results of operations and financial condition would be materially and adversely affected. There can be no assurances that the Company can achieve or sustain profitability or that the Company's operating losses will not increase in the future.

     The Company's independent auditor has issued the following Going Concern Comment, "The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company is now commencing its planned principal operations. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. The Company plans to raise operating capital via debt and equity offerings. However, there is no assurance that such offerings will be successful or sufficient to fund the operations of the Company.

(ii) Results of Operations

     As a developmental stage Company, the Company generated minimal revenues since its inception. In addition, the Company does not expect to generate any significant revenues over the next twelve months. The Company does not have any material commitments for capital expenditures.

(iii) Liquidity and Capital Resources

     The Company is authorized to issue 300,000,000 shares of its $0.001 par value common stock and 5,000,000 shares of its $0.001 par value preferred stock. Transactions during fiscal year 2002 were as follows (Refer to the 10K for 2001 for previous transactions):

     On May 28, 2002 the Company issued 151,628,300 shares of its $0.001 par value common stock pursuant to the acquisition agreement with Columbia Bakeries, Inc. ( See Note 11 to the Financial Statements).

     On October 2, 2002 the Company issued 3,000,000 shares of S-8 registered free trading $0.001 par value common stock to an individual pursuant to a consulting agreement for services rendered valued at $150,000, the market value of the underlying shares.

     On November 20, 2002 the Company issued 1,000,000 shares of S-8 registered free trading $0.001 par value common stock to an individual pursuant to a consulting agreement for services valued at $40,000, the fair market value of the underlying shares.

     There have been no other issuance's of common stock or preferred stock. (See Notes 9 and 10 to the Financial Statements for Commitments and Subsequent events).

There have been no other issuance's of common or preferred stock.

As December 31, 2002, the Company has approximately 190,522,490 shares of its $0.001 par value common voting stock issued and outstanding which are held by approximately one hundred ninety-eight) shareholders of record.

ITEM 7 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth the officers and Directors of eCom as of 31, December 2002

          NAME                         AGE                 POSITIONS
-----------------------------------------------------------------------
Rounsevelle W. Schaum (1)               71               Chairman & CEO
Salvatore Liga                          34               President
Shirlee A. Gordon     (1)               65               Secretary

Directors are elected in accordance with our bylaws to serve until the next annual stockholders meeting. eCom Corporation does not currently pay compensation to directors for services in that capacity.

Officers are elected by the board of directors and hold office until their successors are chosen and qualified, until their death or until they resign or have been removed from office. All corporate officers serve at the discretion of the board of directors. There are no family relationships between any director or executive officer and any other director or executive officer of eCom Corporation

(1) Rounsevelle W. Schaum and Shirlee A. Gordon, the President & the Secretary of the Corporation are husband and wife.

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

ITEM 8.  EXECUTIVE COMPENSATION.

As a result of our the Company's current limited available cash, its officers received the following limited compensation during the fiscal year ended December 31, 2002. eCom Corporation intends to pay salaries when cash flow permits and to compensate its officers for services rendered at rates to be determined by a compensation committee to be formed.

         NAME             POSITION    ANNUAL SALARY    BONUS
------------------------------------------------------------
Rounsevelle W. Schaum    Chairman/
                         CEO                None        None
Salvatore Liga           President          None        None

Shirlee A. Gordon        Secretary       $ 4,038        None

ITEM 9.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

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

     NAME AND ADDRESS           NUMBER OF SHARES      PERCENT OF
   OF BENEFICIAL OWNER         BENEFICIALLY OWNED       CLASS
----------------------------------------------------------------
Colbake Holdings, Inc. (1)        101,628,300           53.3%

Richard Berman                     50,000,000           26.2%
                               ---------------------------------
                                  151,628,300           79.5%

------------------

The percentages listed in the Percent of Class column are based upon 190,522,490 outstanding shares of common stock, which will be the number of outstanding shares of common stock as of December 31, 2002.

(1) Colbake Holdings, Inc. is owned by Rounsevelle W. Schaum and the Rivershore Irrevocable Trust the beneficial owner of the Rivershore Irrevocable Trust is Angela Liga, the mother of Salvatore Liga

B.   Persons Sharing Ownership of Control of Shares

As of December 31, 2002 no person other than Colbake Holdings, Inc and Richard Berman owns or shares the power to vote ten percent (10%) or more of the Company's securities. (See Notes to Financial Statement "Subsequent Events")

C.   Non-voting Securities and Principal Holders Thereof

The Company has not issued any non-voting securities.

D.   Options, Warrants and Rights

There are no options, warrants or rights to purchase securities of the Company. (See notes to Financial Statements "Subsequent Events")

E.   Parents of Issuer

Under the definition of parent, as including any person or business entity who controls substantially all (more than 80%) of the issuers of common stock, the Company has no parents.

ITEM 10.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Family Relationships

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

ITEM 11.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  EXHIBITS.

The following documents are included or incorporated by reference as exhibits to this report:

EXHIBIT
  NO.                    DOCUMENT DESCRIPTION
-------      --------------------------------------------
(3)          ARTICLES OF INCORPORATION AND BY-LAWS

    3.1      Articles of Incorporation of the Company (1)

    3.2      By-Laws of the Company(1)

(23)         CONSENT OF EXPERTS AND COUNSEL

   23.1      Letter of Consent from James Slayton, CPA(1)
   23.2      Letter of Consent from G. Brad Beckstead (2)
   23.3      Letter of Consent from G. Brad Beckstead (3)

(27)         FINANCIAL DATA SCHEDULE

   27.1      Financial Data Schedule (1)
   27.2      Financial Data Schedule (2)

   99.1      Certification of CEO

   99.2      Certification of CFO

--------------

(1) Previously filed as an exhibit to our registration statement on Form 10-SB (the "Registration Statement"), which was originally filed on July 14, 1999, and incorporated herein by reference.

(2) Previously filed as an exhibit to our annual report on Form 10-KSB (the "Annual Report"), which was originally filed on April 12, 2001, and incorporated herein by reference.

(3) Previously filed in connection our annual report on Form 10-KSB originally filed on April 18, 2002

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

By: /s/
----------------------------
Rounsevelle Schaum
Chairman and CEO

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 8, 2002

                                                eCom Corporation
                                                ----------------
                                                   Registrant

By: /s/ Shirlee A. Gordon
----------------------------
Shirlee A. Gordon, Secretary

BECKSTEAD AND WATTS, LLP
CERTIFIED PUBLIC ACCOUNTANTS

                                                         3340 Wynn Road, Suite B
                                                             Las Vegas, NV 89102
                                                                    702.257.1984
                                                              702.362.0540 (fax)

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
Columbia Bakeries, Inc. (formerly eCom Corporation)

We have audited the Balance Sheet of Columbia Bakeries, Inc. (formerly eCom Corporation) (the "Company"), as of December 31, 2002, and the related Statements of Operations, Stockholders' Equity, and Cash Flows for the period May 28, 2002 (Date of Inception) to December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement presentation. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Columbia Bakeries, Inc. (formerly eCom Corporation) as of December 31, 2002, and the results of its operations and cash flows for the period May 28, 2002 (Date of Inception) to December 31, 2002, in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has had limited operations and have not commenced planned principal operations. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

May 14, 2003

                             COLUMBIA BAKERIES, INC.
                           (FORMERLY eCOM CORPORATION)

                                  BALANCE SHEET
                                      AS OF
                                DECEMBER 31, 2002

                                       AND

                            STATEMENTS OF OPERATIONS,
                      CHANGES IN STOCKHOLDERS' EQUITY, AND
                                   CASH FLOWS
                                 FOR THE PERIOD
                                  MAY 28, 2002
                               (DATE OF INCEPTION)
                                     THROUGH
                                DECEMBER 31, 2002

                                TABLE OF CONTENTS

                                                                              PAGE
                                                                              ----
Independent Auditors' Report                                                   1

Balance Sheets                                                                 2

Statements of Operations                                                       3

Statements of Changes in Stockholders' Equity                                  4

Statements of Cash Flows                                                       5

Footnotes                                                                      6

                             COLUMBIA BAKERIES, INC.
                           (FORMERLY eCOM CORPORATION)
                           CONSOLIDATED BALANCE SHEET

                                                                         DECEMBER 31,
                                                                            2002
                                                                         -----------
ASSETS

Current assets:
  Cash and equivalents                                                   $    25,826
  Trade accounts receivable                                                   69,386
                                                                         -----------
    Total current assets                                                      95,212
                                                                         -----------

Fixed assets, net                                                             49,210
Other assets                                                                   2,300
                                                                         -----------

                                                                         $   146,722
                                                                         ===========

LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities
  Accounts payable                                                       $    50,543
  Accrued liabilities                                                         39,107
  Loans from officers                                                         63,660
                                                                         -----------
    Total current liabilities                                                153,310
                                                                         -----------

Convertible notes                                                             50,000
                                                                         -----------
      Total liabilities                                                      203,310
                                                                         -----------
Stockholders' Equity:
  Preferred stock, $0.001 par value, 20,000,000
    shares authorized, zero shares issued and outstanding                          -
  Common stock, $0.001 par value, 200,000,000
    shares authorized, 190,552,490 shares issued                             190,552
    and outstanding as of 12/31/02                                           186,000
  Additional paid-in capital                                                (433,140)
                                                                         -----------
  Retained (Deficit)                                                         (56,588)
                                                                         -----------

                                                                         $   146,722
                                                                         ===========

  The accompanying Notes are an integral part of these financial statements.   2

                             COLUMBIA BAKERIES, INC.
                           (FORMERLY eCOM CORPORATION)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE PERIOD MAY 28, 2002 THROUGH DECEMBER 31, 2002

                                                             FOR THE PERIOD
                                                              MAY 28, 2002
                                                                 THROUGH
                                                            DECEMBER 31, 2002
                                                            -----------------
Revenue, net                                                $         228,965
Cost of goods sold                                                    115,957
                                                            -----------------

Gross profit                                                          113,008

Operating expenses:
    Wages and payroll taxes                                            40,022
    Selling and marketing                                               6,250
    Compensation expense                                              151,628
    Consulting fees                                                   190,000
    General and administrative                                         94,748
                                                            -----------------
     Total expenses                                                   482,648
                                                            -----------------

Net operating income                                                 (369,640)
                                                            -----------------

Other (expenses):
    Startup and organizational costs                                  (63,500)
                                                            -----------------
                                                                      (63,500)
                                                            -----------------

Net (loss)                                                  $        (433,140)
                                                            =================

Weighted average number of
    common shares outstanding - basic and fully diluted            95,276,245
                                                            =================

Net (loss) per share - basic and fully diluted              $           (0.00)
                                                            =================

  The accompanying Notes are an integral part of these financial statements.   3

                             COLUMBIA BAKERIES, INC.
                           (FORMERLY eCOM CORPORATION)
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                              Common Stock           Additional                      Total
                                                      ---------------------------      Paid-in      Retained     Stockholders'
                                                         Shares          Amount        Capital      (Deficit)        Equity
                                                      ------------    -----------    ----------     ---------    -------------
Balance, May 27, 2002                                   34,924,190    $    34,924    $  (34,924)    $       -    $           0

May 28, 2002
   Shares issued to acquire Columbia Bakeries, Inc.    151,628,300        151,628             -                        151,628

May 28, 2002
    Restructuring adjustment                                                             34,924                         34,924

October 2, 2002
    Shares issued for consulting fees                    3,000,000          3,000       147,000                        150,000

November 20, 2002
    Shares issued for consulting fees                    1,000,000          1,000        39,000                         40,000

Net (loss) for the year ended December 31, 2002                                                      (433,140)        (433,140)
                                                       -----------    -----------    ----------     ---------    -------------

Balance, December 31, 2002                             190,552,490    $   190,552    $  186,000     $(433,140)   $     (56,588)
                                                       ===========    ===========    ==========     =========    =============

  The accompanying Notes are an integral part of these financial statements.   4

                             COLUMBIA BAKERIES, INC.
                           (FORMERLY eCOM CORPORATION)
                             STATEMENTS OF CASH FLOW
              FOR THE PERIOD MAY 28, 2002 THROUGH DECEMBER 31, 2002

                                                             FOR THE PERIOD
                                                              MAY 28, 2002
                                                                 THROUGH
                                                            DECEMBER 31, 2002
                                                            -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)                                                  $        (433,140)
Shares issued for consulting fees                                     190,000
Shares issued for compensation expense                                151,628
Adjustments to reconcile net (loss)
  to cash (used) by operating activities:
  (Increase) in accounts receivable                                   (69,386)
  (Increase) in other assets                                           (2,300)
  Increase in accounts payable                                         50,543
  Increase in accrued liabilities                                      39,107
                                                            -----------------
Net cash provided by operating activities                             (73,548)
                                                            -----------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of fixed assets                                            (49,210)
                                                            -----------------
Net cash (used) by investing activities                               (49,210)
                                                            -----------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from convertible notes                                      50,000
  Additional paid-in capital                                           34,924
  Loans from officers                                                  63,660
                                                            -----------------
Net cash provided by financing activities                             148,584
                                                            -----------------

Net (decrease) In cash                                                 25,826
Cash - beginning                                                            -
                                                            -----------------
Cash - ending                                               $          25,826
                                                            =================

Supplemental disclosures:
  Interest paid                                             $               -
                                                            =================
  Income taxes paid                                         $               -
                                                            =================
  Non-cash transactions:
    Shares issued for consulting fees                               4,000,000
                                                            =================
    Shares issued for compensation                                151,628,300
                                                            =================

  The accompanying Notes are an integral part of these financial statements.   5

                            COLUMBIA BAKERIES, INC.
                          (FORMERLY eCOM CORPORATION)
                                     NOTES

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES AND PROCEDURES

Organization

The Company was organized on October 6, 1998 as eCom Corporation under the laws of the State of Nevada. Effective May 13, 2003, the Company filed amended Articles of Incorporation with the State of Nevada to change its name to Columbia Bakeries, Inc. The Company is authorized to issue 300,000,000 shares of $0.001 par value common stock and 5,000,000 shares of $0.001 par value preferred stock.

Estimates

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

Revenue recognition

The Company recognizes revenue on an accrual basis as it invoices for product based on the shipping date.

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

Loss per share

Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. The Company had no dilutive common stock equivalents, such as stock options or warrants as of December 31, 2002.

Advertising Costs

The Company expenses all costs of advertising as incurred. There were $6,250 in advertising costs included in selling, general and administrative expenses for the period ended December 31, 2002.

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2002. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Impairment of long-lived assets

Long lived assets held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired.

Segment reporting

The Company follows Statement of Financial Accounting Standards No. 130, "Disclosures About Segments of an Enterprise and Related Information". The Company operates as a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

                             COLUMBIA BAKERIES, INC.
                           (FORMERLY eCOM CORPORATION)
                                      NOTES

Dividends

The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid or declared since inception.

Income taxes

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

Recent pronouncements

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. The provisions of SFAS No. 146 will be adopted for exit or disposal activities that are initiated after December 31, 2002.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of SFAS No. 123." This Statement amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The adoption of SFAS No. 148 is not expected to have a material impact on the company's financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others", an interpretation of FIN No. 5, 57 and 107, and rescission of FIN No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others". FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002; while, the provisions of the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The company believes that the adoption of such interpretation will not have a material impact on its financial position or results of operations and will adopt such interpretation during fiscal year 2003, as required.

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities", an interpretation of Accounting Research Bulletin No. 51. FIN No. 46 requires that variable interest entities be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. FIN No. 46 also requires disclosures about

                             COLUMBIA BAKERIES, INC.
                           (FORMERLY eCOM CORPORATION)
                                      NOTES

variable interest entities that companies are not required to consolidate but in which a company has a significant variable interest. The consolidation requirements of FIN No. 46 will apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements will apply to entities established prior to January 31, 2003 in the first fiscal year or interim period beginning after June 15, 2003. The disclosure requirements will apply in all financial statements issued after January 31, 2003. The company will begin to adopt the provisions of FIN No. 46 during the first quarter of fiscal 2003.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has not generated significant revenues. In order to obtain the necessary capital, the Company intends to raise funds via an offering of its securites registered with the US Securities and Exchange Commission. The Company is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

U.S federal statutory rate      (34.0%)

Valuation reserve                34.0%
                                -----

Total                               -%
                                =====

As of December 31, 2002, the Company has a net operating loss carryforward of approximately $433,000 for tax purposes, which will be available to offset future taxable income. If not used, this carryforward will expire in 2021. The deferred tax asset relating to the operating loss carryforward has been fully reserved at December 31, 2002.

NOTE 4 - FIXED ASSETS

The Company acquired Columbia Bakeries, Inc. through a related party, including $49,210 in bakery equipment as of December 31, 2002. No depreciation expense was recorded during the period ended December 31, 2002.

NOTE 5 - CONVERTIBLE NOTES

On November 14, 2002, Colbake Holdings, Inc. loaned the Company $50,000 and received a one year 8% convertible note. The Note provides that the principal may be converted at the noteholder's option into 50,000,000 shares of the Company's $0.001 par value Rule 144 restricted common stock.

NOTE 6 - RELATED PARTY TRANSACTIONS

Officers of the Company loaned the Company $63,660 as of December 31, 2002. The notes are non-interest bearing and due on demand.

                             COLUMBIA BAKERIES, INC.
                           (FORMERLY eCOM CORPORATION)
                                      NOTES

NOTE 7 - STOCKHOLDERS' EQUITY

The Company is authorized to issue 300,000,000 shares of its $0.001 par value common stock and 5,000,000 shares of its $0.001 par value preferred stock.

On May 28, 2002, the Company issued 151,628,300 shares of $0.001 par value common stock pursuant to the stock acquisition agreement with Columbia Bakeries, Inc. (see Note 11 below).

On October 2, 2002, the Company issued 3,000,000 shares of S-8 registered free-trading $0.001 par value common stock to an individual pursuant to a consulting agreement for services valued at $150,000, the fair market value of the underlying shares.

On November 20, 2002, the Company issued 1,000,000 shares of S-8 registered free-trading $0.001 par value common stock to an individual pursuant to a consulting agreement for services valued at $40,000, the fair market value of the underlying shares.

There have been no other issuances of common or preferred stock.

NOTE 8 - WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common stock.

NOTE 9 - COMMITMENTS

On December 10, 2002, the Company entered into an agreement for management services with Patrick Probst and Spiro Spirou under which the Company agreed to issue 2,000,000 restricted shares of $0.001 par value common stock to each individual plus 1,375,000 shares of S-8 free-trading of common stock to Mr. Probst and 375,000 shares of S-8 free-trading common stock to Mr. Spirou. As of December 31, 2002, the Company had not issued any shares to the individuals pursuant to the agreement.

NOTE 10 - SUBSEQUENT EVENTS

On January 15, 2003, the Company entered into a Marketing License Agreement with Mark Neuhaus under which Mr. Neuhaus was issued an option to purchase 9,000,000 shares of S-8 free-trading $0.001 par value common stock at 50% of the preceding 30-day low closing bid. Mr. Neuhaus exercised his option and purchased 9,000,000 shares at a price of $0.005 per share for $45,000 cash during February 2003.

On March 20, 2003, the Company entered into agreements with Jack Rubin and Donald Rigoni in which each individual purchased a $15,000 3-year 8% convertible note for total proceeds of $30,000. Each note converts at the Holder's option into 7,500,000 shares of the Company's $0.001 par value common stock at $0.002 per share. Upon funding of the Note, each Holder has a 90-day option to purchase 3,750,000 shares at $0.004 per share for cash of $15,000. Upon exercise of the option, each Holder is granted an additional option to purchase an additional 4,166,667 shares at $0.006 per share for cash of $25,000.

On April 30, 2003, the Company entered into an agreement with Harlow Enterprises, Inc. ("Harlow") under which Harlow purchased 1,667 shares of the Company's $0.001 par value Series A Convertible Preferred Shares for cash totaling $50,000. Each share of the Series A stock is convertible into 10,000 shares of the Company's $0.001 par value restricted common stock and bears an 8% annual dividend payable at the Company's option in cash or free-trading common stock valued at 80% of the Closing Bid Price on the Dividend Due Date. Harlow was also granted a six-month option to purchase up to 33,333,000 shares of the Company's $0.001 par value common stock at $0.003 per share for cash of $100,000.

On April 30, 2003, Paul Chou purchased a 12%, 60-day convertible note for cash totaling $10,000. The Note is convertible at the Holder's option into 5,000,000 shares of the Company's $0.001 par value restricted common stock at $0.002 per share.

                             COLUMBIA BAKERIES, INC.
                           (FORMERLY eCOM CORPORATION)
                                      NOTES

NOTE 11 - REVERSE ACQUISITION WITH COLUMBIA BAKERIES, INC.

On May 28, 2002, the Company closed an acquisition agreement with Columbia Bakeries, Inc. ("CBI") whereby the Company agreed to exchange 151,628,300 shares of the Company's $0.001 par value common stock for 100% of the outstanding shares of CBI.

The acquisition of CBI was accounted for using the purchase method of accounting as applicable to reverse acquisitions because the former stockholders of CBI controlled the Company's common stock immediately upon conclusion of the transaction. Under reverse acquisition accounting, the post-acquisition entity was accounted for as a recapitalization of the Company. The common stock issued was recorded at $151,628, the fair value of the Company's assets on the acquisition date.