Form 10QSB
period 2003-03-31
COLUMBIA BAKERIES INC
filed 2003-05-20
CIK 1081748

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (MARK ONE)

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

--------------------------------------------------------------------------------

         [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE
           ACT FOR THE TRANSITION PERIOD FROM ________ TO ___________

--------------------------------------------------------------------------------
                         COMMISSION FILE NUMBER: 0-26701

--------------------------------------------------------------------------------
                             COLUMBIA BAKERIES, INC.
                           (FORMERLY ECOM CORPORATION)

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

                                 Yes [ ] No [ ]
                      APPLICABLE ONLY TO CORPORATE ISSUERS

        The Registrant has 199,522,490 shares of Common Stock issued and outstanding, par value $.001 per share as of March 31, 2003. The
          Registrant has no Preferred Stock issued or outstanding as of
                                 March 31,2003.

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

         Item 6.  Exhibits and Reports on Form 8-K .......................... 13

         Signatures ......................................................... 15


PART I. FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS


As prescribed by Item 310 of Regulation S-B, the independent auditor has reviewed these unaudited interim financial statements of the registrant for the three months ended March 31, 2003. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. The unaudited financial statements of registrant for the three months ended March 31,2003, follow.

                            Beckstead and Watts, LLP
                            ------------------------
CERTIFIED PUBLIC ACCOUNTANTS

                                                        3340 Wynn Road, Suite B
                                                            Las Vegas, NV 89102
                                                                   702.257.1984
                                                               702.362.0540 fax


                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT


Board of Directors
Columbia Bakeries, Inc. (formerly eCom Corporation)
Middleton, Rhode Island

We have reviewed the accompanying balance sheet of Columbia Bakeries, Inc. (formerly eCom Corporation) as of March 31, 2003 and the related statements of operations and cash flows for the three months ended March 31, 2003 and 2002. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying financial statements referred to above for them to be in conformity with generally accepted accounting principles in the United States of America.

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

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of Columbia Bakeries, Inc. (formerly eCom Corporation) as of December 31, 2002, and the related statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein) and in our report dated May 14, 2003, we expressed an unqualified opinion on those financial statements.



May 20, 2003

               COLUMBIA BAKERIES, INC. (FORMERLY ECOM CORPORATION)


                                  BALANCE SHEET
                                      AS OF
                                 MARCH 31, 2003

                                       AND

                            STATEMENTS OF OPERATIONS
                           FOR THE THREE MONTHS ENDING
                            MARCH 31, 2003 AND 2002,

                                       AND

                                   CASH FLOWS
                           FOR THE THREE MONTHS ENDING
                            MARCH 31, 2003 AND 2002,

                                TABLE OF CONTENTS





                                                                     Page
                                                                     ----

         INDEPENDENT ACCOUNTANTS' REVIEW REPORT                        1

Balance Sheet                                                          2

Statements of Operations                                               3

Statements of Cash Flows                                               4

Footnotes                                                              5

                             COLUMBIA BAKERIES, INC.
                           (FORMERLY ECOM CORPORATION)
                           CONSOLIDATED BALANCE SHEET

                                                                   (UNAUDITED)
                                                                    MARCH 31,
                                                                       2003
                                                                  -------------
ASSETS

Current assets:
      Cash and equivalents                                             $29,424
      Trade accounts receivable                                         72,957
      Prepaid expenses                                                   1,840
                                                                  -------------

        Total current assets                                           104,221
                                                                  -------------

Fixed assets, net                                                       49,210
Other assets                                                             2,300
                                                                  -------------

                                                                     $ 155,731
                                                                  =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
      Accounts payable                                           $      48,796
      Accrued liabilities                                               39,107
      Loans from officers                                               63,660
                                                                  -------------

        Total current liabilities                                      151,563
                                                                  -------------

Convertible notes
                                                                        80,000
                                                                  -------------


                                                                       231,563
                                                                  -------------

Stockholders' Equity:
      Preferred stock, $0.001 par value, 20,000,000
        shares authorized, zero shares issued and outstanding
                                                                             -
      Common stock, $0.001 par value, 300,000,000
        shares authorized, 189,552,490 shares issued
        and outstanding as of 9/30/02                                  199,552
      Additional paid-in capital                                       247,966
      (Deficit)                                                       (523,350)
                                                                  -------------

                                                                      (75,832)
                                                                  -------------

                                                                 $     155,731
                                                                  =============






The accompanying Notes are am integral part of these financial statements.

                             COLUMBIA BAKERIES, INC.
                           (FORMERLY ECOM CORPORATION)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (UNAUDITED)



                                                                 THREE MONTHS ENDED
                                                                       MARCH 31,
                                                           ---------------------------------
                                                                2003               2002
                                                           -------------      --------------


Revenue                                                    $       3,371      $         --
Cost of goods sold                                                 6,952                --
                                                           -------------      --------------

Gross profit                                                      (3,581)               --

Operating expenses:
   Wages and payroll taxes                                        18,731                --
   General and administrative                                     67,898                --
                                                           -------------      --------------
     Total expenses                                               86,629                --
                                                           -------------      --------------

Net operating income                                             (90,210)               --
                                                           -------------      --------------


Net (loss)                                                 $     (90,210)     $         --
                                                           =============      ==============

Weighted average number of
   common shares outstanding - basic and fully diluted       199,552,490          34,924,190
                                                           =============      ==============

Net (loss) per share - basic and fully diluted             $       (0.00)     $        (0.00)
                                                           =============      ==============



The accompanying Notes are am integral part of these financial statements.

                             COLUMBIA BAKERIES, INC.
                           (FORMERLY ECOM CORPORATION)
                             STATEMENTS OF CASH FLOW
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002


                                                                    THREE MONTHS ENDED
                                                                        MARCH 31,
                                                           --------------------------------
                                                                 2003             2002
                                                           --------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net                                                        $        --        $         --
(loss)                                                           (90,210)               --
Adjustments to reconcile net (loss)
    to cash (used) by operating activities:
    (Increase) in accounts receivable
                                                                  (3,571)               --
    (Increase) in prepaid expenses
                                                                  (1,840)               --
    Increase in accounts payable                                    --
                                                                                       1,747
                                                           -------------      --------------
Net cash provided by operating activities                           --
                                                                                     (93,874)
                                                           -------------      --------------


CASH FLOWS FROM INVESTING ACTIVITIES                                --                  --
                                                           -------------      --------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from convertible notes
                                                                  30,000                --
    Proceeds from sale of common stock                            45,000                --
                                                           -------------      --------------
Net cash provided by financing activities                         75,000                --
                                                           -------------      --------------

Net (decrease) in cash                                           (18,874)               --
Cash - beginning                                                  25,826                --
                                                           -------------      --------------
Cash - ending                                              $       6,952      $         --
                                                           =============      ==============

Supplemental disclosures:
    Interest paid                                          $        --        $         --
                                                           =============      ==============
    Income taxes paid                                      $        --        $         --
                                                           =============      ==============



The accompanying Notes are am integral part of these financial statements.

Note 1 - Basis of Presentation to be provided and edited by Beckstead

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2002 and notes thereto included in the Company's 10-KSB annual report. The Company follows the same accounting policies in the preparation of interim reports.

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

Note 3 - Investment holdings

On May 24, 2002, the Company exchanged all of its assets and liabilities for 3,492,419 shares of $0.001 par value common stock of Nevwest Corp, a privately-held company, valued at $1,574,696 pursuant to an asset exchange agreement. It subsequently issued a stock dividend of 100% of the shares of Nevwest to it shareholders.

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

On May 28, 2002, Columbia executed an agreement with New York Baking Company, Inc. ("NYBC") to acquire its assets. On the same day, Ecom Corporation acquired Columbia in exchange for 151,000,000 shares of its common stock and elected Rounsevelle W. Schaum as Chairman and CEO and Salvatore J. Liga as President and COO. Mr. Liga was also at that same time the President of NYBC.

On June 25, 2002, NYBC filed for protection under Chapter 11 of the bankruptcy Code. On August 15, 2002, the United States Bankruptcy Court converted the case to a Chapter 7 liquidation. An auction was held for the assets of NYBC on September 26, 2002 at which time the Company was unsuccessful in its bid to acquire the Fink trademark and other NYBC assets.

Concurrent with the above activities and independent of its actions to acquire the NYBC assets, the Company subleased a distribution depot at 1141 Grand Avenue in Queens, purchased five delivery trucks form the U.S. Postal Service and commenced its distribution operations of bread and other bakery products. As previously reported, to support these operations, the Company negotiated a $3,000,000 factoring line of credit with Bridgeport Capital Services, Inc. of Plantation, FL.

As a result of NYBC's bankruptcy, we sought to capitalize on own management's experience in the food service industry and to develop our distribution and bake-off facilities.
  To commence its business activities, the Company subleased a distribution depot at 1141 Grand Avenue in Queens, purchased five delivery trucks from the U.S. Postal Service and commenced its distribution operations of bread and other bakery products. As previously reported, to support these operations, the Company negotiated a $3,000,000 factoring line of credit with Bridgeport Capital Services, Inc. of Plantation, Florida.

On or about January 15, 2003 the Company moved it operations to a 1,500 square foot retail and production facility located at 28-09 24th Avenue, Astoria, NY -------- and is currently operating from that location.

On or about 15 July 2002, the Company purchased five commercial ovens and related equipment required to bake-off frozen croissants, Danish pastries and other bakery items. This equipment, which has a production capacity of 800 dozen units per hour, has been installed at the Company's Astoria facility and is now in production.

In addition to its bake-off equipment, the Company acquired packaging equipment that is specifically designed to package individual slices of bread and rolls for hospitals, rest homes and other institutional customers. The Company has also completed the wrapping designs for its commercial and institutional product lines and this equipment is now in operation.

Supporting its bake-off production operations, the Company purchases its unbaked frozen products from U.S. and Canadian sources completes the baking process and delivers finished product to jobbers, distributors and commissaries who in turn deliver the product to retail outlets.

On 12 November 2002 the Company received an interim working capital loan from its principal shareholder, Colbake Holdings, Inc., of $50,000, which is sufficient to complete the installation of its bake-off ovens and, with its Bridgeport factoring credit facility, to continue its other distribution activities.

 The Company is actively seeking merger opportunities to expand its base of distribution and will announce developments as they are consummated.

Liquidity and Capital Resources

As of March 31,2003, the Company had approximately 199,522,490 shares of its $0.001 par value common voting stock issued and outstanding which are held by approximately one hundred ninety-eight (198) shareholders of record. The Company intends to change its trading symbol to BKRY.

Although the Company has begun production operations, if the Company is unable to sufficient revenues to cover its operating expensed, management believes the Company will need to raise additional funds to meet its cash requirements. There can be no assurance that any such financing can be obtained or, if obtained, that it will be on reasonable terms.

On January 15, 2003, the Company entered into a Marketing License Agreement with Mark Neuhaus under which Mr. Neuhaus was issued an option to purchase 9,000,000 shares of S-8 free-trading $0.001 par value common stock at 50% of the preceding 30 day low closing bid. Mr. Neuhaus exercised his option and purchased 9,000,000 shares at a price of $0.005 per share for $45,000 cash during February 2003.

On March 20,2003 the Company entered into agreements with Jack Rubin and Donald Rigoni in which each individual purchased a $15,000 3 year 8% convertible note for total proceeds of $30,000. Each not e converts at the Holder's option into 7,500.000 shares of the Company's $0.001 par value common stock at $0.002 per share. Upon funding of the Note, each Holder has a 90 day option to purchase 3,750,000 shares at $0.004 per share for cash of $15,000. Upon exercise of the option, each Holder is granted an additional option to purchase an additional 4,166,167 shares at $0.006 per share for cash of $25,000.

In subsequent events after March 31, 2003, specifically on April 30, 2003 the Company entered into ;an agreement with Harlow Enterprises, Inc. ("Harlow") under which Harlow purchased 1,667 shares of the Company's $0.001 Series A Convertible Preferred Shares for cash totaling $50,000. Each share of the Series A stock is convertible into 10,000 shares of the Company's $0.001 par value restricted common stock an bears an 8% annual dividend payable at the Company's option in cash or free-trading common stock valued at 80% of the Closing Bid Price on the Dividend Due Date. Harlow was also granted a six-month option to purchase up to 33,333,000 shares of the Company's $0.001 par value common stock at $0.003 per share for cash of $100,000.

On April 30,, 2003, Paul Chou purchased a 12%, 60 day convertible note for cash totaling $10,000. The Note is convertible at the Holder's option into 5,000,000 shares of the Company's $0.001 par value restricted common stock at $0.002 per share.

On May 13, 2003 the Company changed its name from Ecom Corporation to Columbia Bakeries, Inc.; elected James Schaefer a Director and Rounsevelle W. Schaum as President. Mr. Salvatore J. Liga and Mr. Schaum continue as Directors of the Company. Mr. Shaefer is a graduate of Dartmouth College and holds a masters degree in business administration from the Harvard Business School. He is a major in the United States Air Force reserve and has held positions with Lehman Brothers, Credit Suisse First Boston, BlueStone Capital Partners,Burson-Marsteller and Proctor and Gamble. He has also served on the staff of the Secretary of the Air Force and as associate director of the White House office of Public Liaison.


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

There is currently no Common Stock, which is subject to outstanding options or warrants to purchase, or securities convertible into, the Company's common stock.

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

99.2 Certification under Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: May 19, 2003

                                      eCom Corporation
                                      ----------------
                                         Registrant

By: /s/ Rounsevelle W. Schaum
--------------------------------
Rounsevelle W. Schaum, President