Form 10QSB
period 2003-06-30
COLUMBIA BAKERIES INC
filed 2003-08-21
CIK 1081748

`                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (MARK ONE)

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

               -------------------------------------------------

         [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE
           ACT FOR THE TRANSITION PERIOD FROM ________ TO ___________

           ---------------------------------------------------------
                         COMMISSION FILE NUMBER: 0-26701

           ---------------------------------------------------------
                             COLUMBIA BAKERIES, INC.
                           (FORMERLY ECOM CORPORATION)

           ---------------------------------------------------------
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

           ---------------------------------------------------------
                           (ISSUER'S TELEPHONE NUMBER)

           ---------------------------------------------------------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

THE REGISTRANT HAS 6,652,038 SHARES OF COMMON STOCK PAR VALUE $.001 PER SHARE ISSUED AND OUTSTANDING AS OF JUNE 30, 2003. THE REGISTRANT HAS 1,667 SHARES OF PREFERRED STOCK ISSUED AND OUTSTANDING AS OF JUNE 30,2003.

TRADITIONAL SMALL BUSINESS DISCLOSURE FORMAT (Check One) Yes [ ] No [x]

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements .....................................3

       Balance Sheet (unaudited) ...........................................5
       Statements of Operations (unaudited) ................................6
       Statements of Cash Flows (unaudited) ................................7
       Notes to Financial Statements .......................................8


         Item 2. Management's Discussion and Analysis of Plan

       of Operation .......................................................12


PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings .......................................14

         Item 2.  Changes in Securities and Use of Proceeds ...............14

         Item 3.  Defaults upon Senior Securities .........................14

         Item 4.  Submission of Matters to a Vote of Security Holders .....14

         Item 5.  Other Information .......................................14

         Item 6.  Exhibits and Reports on Form 8-K ........................14

         Signatures .......................................................15


PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS


As prescribed by Item 310 of Regulation S-B, the independent auditor has reviewed these unaudited interim financial statements of the registrant for the three months ended June 30, 2003. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. The unaudited financial statements of registrant for the three months ended June 30, 2003, follow. The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the year ending December 31, 2003.

TABLE OF CONTENTS

                                                            Page
                                                            -----

Independent Accountants' Review Report                        3

Balance Sheet                                                 5

Statements of Operations                                      6

Statements of Cash Flows                                      7

Footnotes                                                     8

Beckstead and Watts, LLP
Certified Public Accountants
                                                        3340 Wynn Road, Suite B
                                                            Las Vegas, NV 89102
                                                                   702.257.1984
                                                               702.362.0540 fax


                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT


Board of Directors
Columbia Bakeries, Inc. (formerly eCom Corporation)
Middleton, Rhode Island

We have reviewed the accompanying balance sheet of Columbia Bakeries, Inc. (formerly eCom Corporation) as of June 30, 2003 and the related statements of operations for the three and six months ended June 30, 2003 and 2002, and statement of cash flows for the six months ended June 30, 2003 and 2002. These financial statements are the responsibility of the Company's management.

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

(S) Beckstead and Watts, LLP

August 18, 2003

               Columbia Bakeries, Inc. (formerly eCom Corporation)


                                  Balance Sheet
                                      as of
                                  June 30, 2003

                                       and

                            Statements of Operations
                       for the Three and Six Months Ended
                             June 30, 2003 and 2002

                                       and

                                   Cash Flows
                            for the Six Months Ended
                             June 30, 2003 and 2002

                             Columbia Bakeries, Inc.

                           (formerly eCom Corporation)

                           Consolidated Balance Sheet


                                                                   (unaudited)
                                                                     June 30,
                                                                       2003
                                                                  -------------

Assets

Current assets:
   Cash and equivalents                                           $      4,013
   Trade accounts receivable                                             5,425
   Prepaid expenses                                                      2,760
                                                                  -------------
     Total current assets                                               12,198
                                                                  -------------

Fixed assets, net                                                       49,210
Other assets                                                             2,300
                                                                  -------------

                                                                  $     63,708
                                                                  =============

Liabilities and Stockholders' Equity

Current liabilities:
   Accounts Payable                                               $     43,043
   Accrued liabilities                                                  75,000
   Loans from officers                                                  63,660
                                                                   ------------
     Total current liabilities                                         181,703
                                                                   ------------

Convertible notes                                                      105,000
                                                                   ------------

                                                                       286,703
                                                                   ------------

Stockholders' (Deficit):
Preferred stock, $0.001 par value, 20,000,000
     shares authorized, 1,667 shares issued and outstanding                  2
   Common stock, $0.001 par value, 300,000,000
     shares authorized, 6,652,038 shares issued and outstanding          6,652
Additional paid-in capital                                             504,898
(Deficit)                                                             (734,547)
                                                                   ------------

                                                                      (222,995)
                                                                   ------------

                                                                  $     63,708
                                                                  =============

                             Columbia Bakeries, Inc.
                           (formerly eCom Corporation)
                      Consolidated Statements of Operations
            For the three and six months ended June 30, 2003 and 2002
                                   (Unaudited)




                                          Three Months ended       Six months ended
                                               June 30,                June 30,

                                        -------------------------------------------------
                                           2003        2002         2003         2002
                                        ----------- -----------  ----------- -----------
Revenue

                                        $    7,301  $        -  $    10,672   $       -
Cost of goods sold                           2,760           -        9,712           -
                                        ----------- ----------- -----------  -----------

Gross profit                                 4,541           -          960           -

Operating expenses:
  Wages and payroll taxes                   23,159           -       41,890           -
  Bad debt expense                         107,472                  107,472           -
  Consulting fees - related party           50,000                   50,000
  General and administrative                35,107           -      103,005           -
                                        ----------- ----------- -----------  -----------
   Total expenses                          215,738           -      302,367           -
                                        ----------- ----------- -----------  -----------

Net operating (loss)                      (211,197)          -     (301,407)          -
                                        ----------- ----------- -----------  -----------

Net (loss)                               $(211,197) $        -  $  (301,407) $        -
                                        =========== =========== ===========  ===========

Weighted average number of
  common shares outstanding-basic and
fully diluted                                    -                6,652,007  34,924,190
                                        =========== =========== ===========  ===========

net (loss) per share-basic and fully
diluted                                 $    (0.00) $    (0.00) $     (0.00) $     (0.00)
                                        ----------- ----------- ------------ ------------

                             Columbia Bakeries, Inc.
                           (formerly eCom Corporation)
                      Consolidated Statements of Operations
            For the three and six months ended June 30, 2003 and 2002
                                   (Unaudited)



                                                                Six months ended
                                                                        June 30,

                                                           ----------------------------
                                                               2003          2002
                                                           ------------- -------------
                                                           ------------- -------------


Cash flows from operating activities                        $ (301,407)  $           -
Net (loss)                                                     107,472               -
Bad debt expense                                                50,000
Consulting fees - related party                                  4,541
Adjustments to reconcile net (loss)
  to cash (used) by operating activities
  (Increase) in prepaid expenses                                (2,760)              -
  (Decrease) in accounts payable                                (7,500)              -
  (Decrease) in accrued liabilities                            (17,618)              -
                                                           ------------- -------------

Net cash provided by operating activities                     (171,813)              -
                                                           ------------- -------------


                                                           ------------- -------------
Cash flows from investing activities                                  -              -
                                                           ------------- -------------


Cash flow from financing activities
  Proceeds from convertible notes                               55,000               -
  Proceeds from sale of preferred stock                         50,000               -
  Proceeds from sale of common stock                            45,000               -
                                                           ------------- -------------

Net cash provided by financing activities                      150,000               -
                                                           ------------- -------------


Net (decrease ) in cash                                        (21,813)              -
Cash - beginning                                                25,826               -
                                                           ------------- -------------

Cash - ending                                               $    4,013   $           -
                                                           ============= =============


Supplemental disclosures:
Interest paid                                              $          -  $           -
                                                           ============= =============
Income taxes paid                                          $          -  $           -
                                                           ============= =============

Non-cash transactions:
  Number of shares issued for consulting fee                10,000,000               -
                                                           ============= =============


                             Columbia Bakeries, Inc.
                           (formerly eCom Corporation)
                                      Notes



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

Note 2 - Going concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at June 30, 2003, the Company has not recognized significant revenue to date and has accumulated operating losses of approximately $734,547 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further develop the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

Note 3 - Convertible notes

On March 20, 2003, the Company entered into agreements with Jack Rubin and Donald Rigoni in which each individual purchased a $15,000 3-year 8% convertible note for total proceeds of $30,000. Each note converts at the Holder's option into 250,000 (post-split) shares of the Company's $0.001 par value common stock at $0.06 per share.

On April 30, 2003, Paul Chou purchased a 12%, 60-day convertible note for cash totaling $10,000. The Note is convertible at the Holder's option into 166,667 (post-split) shares of the Company's $0.001 par value restricted common stock at $0.06 per share. On July 25, 2003 Mr. Chou advised the Company that he was exercising his conversion option.

On June 4, 2003, Paul Chou purchased an additional 12% 60-day convertible note for cash totaling $15,000. The Note is convertible at the Holder's option into 250,000 (post-split) shares of the Company's $0.001 par value common stock at $0.06 per share. The Note includes a six-month option to purchase an additional $25,000 convertible note. On July 25, 2003 Mr. Chou has advised the company that he was exercising his conversion option.

Note 4 - Shareholders' equity

The Company is authorized to issue 5,000,000 shares of its $0.001 par value preferred stock and 300,000,000 shares of its $0.001 par value common stock.

Preferred stock

On April 30, 2003, the Company entered into an agreement with Harlow Enterprises, Inc. ("Harlow") under which Harlow purchased 1,667 shares of the Company's $0.001 par value Series A Convertible Preferred Shares for cash totaling $50,000. Each share of the Series A stock is convertible into 333.33 (post-split) shares of the Company's $0.001 par value restricted common stock and bears an 8% annual dividend payable at the Company's option in cash or free-trading common stock valued at 80% of the Closing Bid Price on the Dividend Due Date. Harlow was also granted a six-month option to purchase up to 1,111,000 (post-split) shares of the Company's $0.001 par value common stock at $0.09 per share for cash of $100,000.

Common stock

On June 18, 2003, the Company effected a 1:30 reverse split of its $0.001 par value common stock resulting in 6,652,038 shares issued and outstanding. All references to share amounts are retroactively restated to reflect the split unless otherwise stated.

On January 15, 2003, the Company entered into a Marketing License Agreement with Mark Neuhaus under which Mr. Neuhaus was issued an option to purchase 300,000 (post-split) shares of S-8 free-trading $0.001 par value common stock at 50% of the preceding 30-day low closing bid. Mr. Neuhaus exercised his option and purchased 300,000 (post-split) shares at a price of $0.15 per share for $45,000 cash during February 2003.

Note 5 - Related party transactions

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

Note 6 - Subsequent events

On July 2, 2003, the Company announced its acquisition of Brooklyn Pastry, Inc.
(BPI), a development stage Florida corporation with no operations. Pursuant to the acquisition agreement, the Company issued 266,700 shares of its $0.001 par value common stock in exchange for 100% of the issued and outstanding shares of BPI. The Company also assumed BPI's obligations to issue shares of its common stock upon conversion of convertible debentures issued pursuant to a BPI Regulation D, Rule 504 offering resulting in $480,000 of debentures now convertible into the Company's $0.001 par value common stock at a conversion price equal to the lower of $0.22 per share or the average of the three lowest bid prices for the common stock within the 40 trading days prior to conversion. $10,000 of convertible debentures are also now convertible into common stock at $0.01 per share. The Company has placed 50,000,000 shares of its $0.001 par value common stock into escrow in the name of HEM Mutual Assurances, LLC. The shares are to be released upon the sale of stock under the terms of the BPI Rule 504 offering.

On August 6, 2003, the Company announced its acquisition of certain tangible and intangible bakery assets for $15,000 cash, a $235,000 five-year, non-interest bearing note, and an assumption of equipment leases totaling $83,647. The assets are to be placed into operations by BPI.


Note 7 - Reverse acquisition with Columbia Bakeries, Inc.

On May 28, 2002, the Company closed an acquisition agreement with Columbia Bakeries, Inc. ("CBI") whereby the Company agreed to exchange 151,628,300 (pre-split) shares of the Company's $0.001 par value common stock for 100% of the outstanding shares of CBI. Effective May 13, 2003, the Company changed its name from eCom Corporation to Columbia Bakeries, Inc.

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

Management Discussion and Analysis of Results of Operations

Columbia Bakeries, Inc. ("Columbia") was incorporated on November 29, 2001 for the purpose of developing a business to distribute bread and cake products in the New York area and along the Northeast Corridor.

On May 28, 2002, Columbia executed an agreement with New York Baking Company, Inc. ("NYBC") to acquire its assets. On the same day, Ecom Corporation acquired Columbia in exchange for 151,000,000 (pre-split) shares of its common stock and elected Rounsevelle W. Schaum as Chairman and CEO and Salvatore J. Liga as President and COO. Mr. Liga was also at that same time the President of NYBC.

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

As a result of NYBC's bankruptcy, we sought to capitalize on own management's experience in the food service industry and to develop our distribution and bake-off facilities. To commence its business activities, the Company subleased a distribution depot at 1141 Grand Avenue in Queens, purchased five delivery trucks from the U.S. Postal Service and commenced its distribution operations of bread and other bakery products. As previously reported, to support these operations, the Company negotiated a $3,000,000 factoring line of credit with Bridgeport Capital Services, Inc. of Plantation, Florida. On or about January 15, 2003 the Company moved it operations to a 1,500 square foot retail and production facility located at 28-09 24th Avenue, Astoria, NY and is currently operating from that location.

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

Supporting its bake-off production operations, the Company purchases its unbaked frozen products from U.S. and Canadian sources, completes the baking process and delivers finished product to jobbers, distributors and commissaries who in turn deliver the product to retail outlets.

On 12 November 2002 the Company received an interim working capital loan from its principal shareholder, Colbake Holdings, Inc., of $50,000.

The Company is actively seeking opportunities to expand its base of distribution.

During the three months ended June 30, 2003, the Company continued limited production operations at is Astoria facility with gross sales of $7,301. Cost of goods sold were $2,760, for a gross profit of $4,541. During this period, the Company wrote off $107,472 of accounts receivable as being uncollectable. It also paid $50,000 for consulting and advisory services and incurred $35,107 of G&A expenses, resulting in a net operating loss of $211,197.

As of June 30, 2003, the Company had $4,013 cash on hand, $12,198 in current assets and $181,703 in current liabilities, including a reserve of $75,000 pending settlement of its obligations to Bridgeport

Services, Inc.; loans for officers of $63,660 and Convertible Notes of $105,000 resulted in total liabilities of $286,703 and a deficit net worth of $222,995.

From the above analysis, it is clear that as of June 30, 2003, the Company can not continue as a going concern without additional capital.

Liquidity and Capital Resources

As of March 31,2003, the Company had approximately 199,522,490 (pre-split) shares of its $0.001 par value common voting stock issued and outstanding which are held by approximately one hundred ninety-eight (198) shareholders of record. The Company intends to apply to change its trading symbol to BKRY.

Although the Company has begun production operations, management believes the Company needs to raise additional funds to meet its cash requirements. There can be no assurance that any such financing can be obtained or, if obtained, that it will be on reasonable terms. If the Company cannot raise additional capital, it will not be able to continue in operation.

On January 15, 2003, the Company entered into a Marketing License Agreement with Mark Neuhaus under which Mr. Neuhaus was issued an option to purchase 9,000,000 (pre-split) shares of S-8 free-trading $0.001 par value common stock at 50% of the preceding 30 day low closing bid. Mr. Neuhaus exercised his option and purchased 9,000,000 (pre-split) shares at a price of $0.005 per (pre-split) share for $45,000 cash during February 2003.

On March 20, 2003 the Company entered into agreements with Jack Rubin and Donald Rigoni in which each individual purchased a $15,000 3 year 8% convertible note for total proceeds of $30,000. Each note converts at the Holder's option into 7,500.000 (pre-split) shares of the Company's $0.001 par value common stock at $0.002 per (pre-split) share. Upon funding of the Note, each Holder has a 90 day option to purchase 3,750,000 (pre-split) shares at $0.004 per share for cash of $15,000. Upon exercise of the option, each Holder is granted an additional option to purchase an additional 4,166,167 (pre-split) shares at $0.006 per (pre-split) share for cash of $25,000.

On April 30, 2003 the Company entered into an agreement with Harlow Enterprises, Inc. ("Harlow") under which Harlow purchased 1,667 shares of the Company's $0.001 Series A Convertible Preferred Shares for cash totaling $50,000. Each share of the Series A stock is convertible into 10,000 shares of the Company's $0.001 par value restricted common stock and bears an 8% annual dividend payable at the Company's option in cash or free-trading common stock valued at 80% of the Closing Bid Price on the Dividend Due Date. Harlow was also granted a six-month option to purchase up to 33,333,000 (pre-split) shares of the Company's $0.001 par value common stock at $0.003 per (pre-split) share for cash of $100,000.

On April 30,, 2003, Paul Chou purchased a 12%, 60 day convertible note for cash totaling $10,000. The Note is convertible at the Holder's option into 5,000,000 (pre-split) shares of the Company's $0.001 par value restricted common stock at $0.002 per (pre-split) share.

On June 18, 2003, Columbia Bakeries, Inc. announced that its 1 for 30 reverse split was effective and its trading symbol changed at that time to "CBBS".

On May 13, 2003 the Company changed its name from eCom Corporation to Columbia Bakeries, Inc.

The Company has limited financial resources available, which has had an adverse impact on the Company's liquidity, activities and operations. These limitations have adversely affected the Company's ability to obtain certain projects and pursue additional business. There is no assurance that the Company will be able to raise sufficient funding to permit the Company to continue in operation.

Market for Company's Common Stock

The Company's common stock was admitted for trading on the Over the Counter Bulletin Board on October 27, 1999, under the symbol ECCM. A very limited market exists for the trading of the Company's common stock.

Dividends

Holders of common stock are entitled to receive such dividends as the board of directors may from time to time declare out of funds legally available for the payment of dividends. No dividends have been paid on our common stock, and we do not anticipate paying any dividends on our common stock in the foreseeable future.

Except as described above, there is currently no Common Stock which is subject to outstanding options or warrants to purchase, or securities convertible into, the Company's common stock.

Forward-Looking Statements

This Form 10-QSB includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-QSB which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), finding suitable merger or acquisition candidates, expansion and growth of the Company's business and operations, and other such matters are forward-looking statements. These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as "believes," "anticipates," "expects," "estimates," "plans," "may," "will," or similar terms. These statements appear in a number of places in this quarterly report and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) trends affecting the Company's financial condition or results of operations for its limited history; (ii) the Company's business and growth strategies; (iii) the Company's financing plans. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results or developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, including the ability of the Company to raise additional required capital, general economic market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and that actual results may differ materially from those stated in the forward-looking statements. The Company assumes no obligations to update any such forward-looking statements.

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

None

ITEM 6.  Exhibits and Reports on Form 8-K

(a) The following documents are included or incorporated by reference as exhibits to this report:

None.

(b) REPORTS ON FORM 8-K

The Company filed a current report on Form 8-K dated July 7, 2003 reporting the acquisition of Brooklyn Party Inc., a Florida corporation, and other matters (Item 5).

99.1 Certification under Section 906 of the Sarbanes-Oxley Act of 2002

99.2 Certification under Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  August 19, 2003

                                      Columbia Bakeries, Inc.
                                      ----------------------
                                      Registrant

By: /s/ Rounsevelle W. Schaum
--------------------------------
Rounsevelle W. Schaum, President

                                 Certifications

I, Rounsevelle Schaum, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Columbia Bakeries, Inc. (formerly ECOM Corporation).

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in exchange act rules 13a- 14 and 15d-14) for the registrant and have:

      A) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      B) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "evaluation date"); and

      C) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the evaluation date;

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

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: August 21, 2003

/S/ROUNSEVELLE SCHAUM
---------------------
ROUNSEVELLE SCHAUM
Chief Executive Officer (or equivalent)

                                 Certifications

I, Rounsevelle Schaum, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Columbia Bakeries, Inc. (formerly ECOM Corporation).

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in exchange act rules 13a- 14 and 15d-14) for the registrant and have:

      A) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      B) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "evaluation date"); and

      C) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the evaluation date;

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

6. The registrant's other certifying officers and I have indicated in this quarterly annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: August 21, 2003

/S/ROUNSEVELLE SCHAUM
----------------------
ROUNSEVELLE SCHAUM
Chief Financial Officer (or equivalent)