Form 10QSB
period 2003-09-30
COLUMBIA BAKERIES INC
filed 2003-12-15
CIK 1081748

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (MARK ONE)

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

                                 294 VALLEY ROAD
            ADDRESS OF PRINCIPAL EXECUTIVE OFFICE (STREET AND NUMBER)
                         MIDDLETOWN, RHODE ISLAND 02842
                             CITY STATE AND ZIP CODE
                                 (401) 840-5294
           ---------------------------------------------------------
                           (ISSUER'S TELEPHONE NUMBER)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS
 THE REGISTRANT HAS 8,495,341 SHARES OF COMMON STOCK PAR VALUE $.001 PER SHARE ISSUED AND OUTSTANDING AS OF SEPTEMBER 30, 2003. THE REGISTRANT HAS 1,667 SHARES OF PREFERRED STOCK ISSUED AND OUTSTANDING AS OF JUNE 30,2003.

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


         Item 2. Management's Discussion and Analysis .....................12


PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings .......................................15

         Item 2.  Changes in Securities and Use of Proceeds ...............15

         Item 3.  Defaults upon Senior Securities .........................15

         Item 4.  Submission of Matters to a Vote of Security Holders .....15

         Item 5.  Other Information .......................................15

         Item 6.  Exhibits and Reports on Form 8-K ........................15

         Signatures .......................................................16




PART I. FINANCIAL INFORMATION




ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

 As prescribed by Item 310 of Regulation S-B, the independent auditor has reviewed these unaudited interim financial statements of the registrant for the three months ended September 30, 2003. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. The unaudited financial statements of registrant for the three months ended September 30, 2003, follow. The results of operations for the three and six months ended Septembr 30, 2003 are not necessarily indicative of the results to be expected for the year ending December 31, 2003.

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


                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT


Board of Directors
Columbia Bakeries, Inc. (formerly eCom Corporation)
Middleton, Rhode Island

We have reviewed the accompanying balance sheet of Columbia Bakeries, Inc. (formerly eCom Corporation) as of September 30, 2003 and the related statements of operations for the three and nine months ended September 30, 2003 and 2002, and statement of cash flows for the nine months ended September 30, 2003 and 2002. These financial statements are the responsibility of the Company's management.

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



December 15, 2003

               Columbia Bakeries, Inc. (formerly eCom Corporation)


                                  Balance Sheet
                                      as of
                               September 30, 2003

                                       and

                            Statements of Operations
                      for the Three and Nine Months Ending
                          September 30, 2003 and 2002,

                                       and

                                   Cash Flows
                           for the Nine Months Ending
                          September 30, 2003 and 2002,



                                      Columbia Bakeries, Inc.
                                    (formerly eCom Corporation)
                                     Consolidated Balance Sheet

                                                                                 (unaudited)
                                                                                September 30,
                                                                                    2003
                                                                            ----------------------
Assets

Current assets:
    Cash and equivalents                                                    $               3,308
    Trade accounts receivable                                                              14,304
    Inventory                                                                              22,000
    Prepaid expenses                                                                        2,760
                                                                            ----------------------
      Total current assets                                                                 42,372
                                                                            ----------------------

Fixed assets, net                                                                         325,582
Other assets                                                                               11,993
                                                                            ----------------------

                                                                            $             379,947
                                                                            ======================

Liabilities and Stockholders' Equity

Current liabilities
    Accounts payable                                                        $             245,005
    Accrued salaries to officer                                                            22,500
    Accrued liabilities                                                                    45,943
    Notes payable                                                                          50,000
    Current portion of long-term debt                                                      60,000
    Loans from officers                                                                    13,540
                                                                            ----------------------
      Total current liabilities                                                           436,988
                                                                            ----------------------

Long-term debt                                                                            175,000
Convertible notes                                                                         595,000
                                                                            ----------------------

                                                                                        1,206,988
                                                                            ----------------------

Stockholders' (Deficit):
    Preferred stock, $0.001 par value, 20,000,000
      shares authorized, 1,667 shares issued and outstanding                                    2
    Common stock, $0.001 par value, 300,000,000
      shares authorized, 8,495,341 shares issued and outstanding                            8,495
    Additional paid-in capital                                                            565,055
    (Deficit)                                                                          (1,400,593)
                                                                            ----------------------
                                                                                         (827,041)
                                                                            ----------------------

                                                                            $             379,947
                                                                            ======================




                                              Columbia Bakeries, Inc.
                                            (formerly eCom Corporation)
                                       Consolidated Statements of Operations
                          For the three and nine months ended September 30, 2003 and 2002
                                                    (Unaudited)



                                                             Three months ended             Nine months ended
                                                                September 30,                 September 30,
                                                         --------------------------    --------------------------
                                                            2003           2002           2003            2002
                                                         -----------    -----------    -----------    -----------
Revenue                                                  $   112,934    $   299,579    $   123,606    $   299,579
Cost of goods sold                                           150,522        179,849        160,234        179,849
                                                         -----------    -----------    -----------    -----------

Gross profit                                                 (37,588)       119,730        (36,628)       119,730

Operating expenses:
   Wages and payroll taxes                                    25,184         40,022         67,074         40,022
   Officer salaries                                           22,500           --           22,500           --
   Selling and marketing expense                                --            6,250           --            6,250
   Bad debt expense                                             --             --          107,472           --
   Depreciation expense                                       11,227           --           11,227           --
   Consulting fees                                           304,215           --          304,215           --
   Consulting fees - related party                            50,000           --          100,000           --
   General and administrative                                215,132         27,446        318,137         27,446
                                                         -----------    -----------    -----------    -----------
     Total expenses                                          628,258         73,718        930,625         73,718
                                                         -----------    -----------    -----------    -----------

Net operating income                                        (665,846)        46,012       (967,253)        46,012
                                                         -----------    -----------    -----------    -----------

Other (expenses):
   Loss on writedown of assets                                  --          (10,756)          --          (10,756)
   Startup and organizational costs                             --          (63,500)          --          (63,500)
   Interest expense                                             (200)          --             (200)          --
                                                         -----------    -----------    -----------    -----------
                                                                (200)       (74,256)          (200)       (74,256)
                                                         -----------    -----------    -----------    -----------

Net (loss)                                               $  (666,046)   $   (28,244)   $  (967,453)   $   (28,244)
                                                         ===========    ===========    ===========    ===========

Weighted average number of
   common shares outstanding - basic and fully diluted     8,495,341      6,285,083      8,495,341      3,516,278
                                                         ===========    ===========    ===========    ===========

Net (loss) per share - basic and fully diluted           $     (0.08)   $     (0.00)   $     (0.11)   $     (0.01)
                                                         ===========    ===========    ===========    ===========



                             Columbia Bakeries, Inc.
                           (formerly eCom Corporation)
                             Statements of Cash Flow
              For the nine months ended September 30, 2003 and 2002


                                                            Nine months ended
                                                             September 30,
                                                     ----------------------------
                                                         2003            2002
                                                     ------------    ------------
Cash flows from operating activities
Net (loss)                                           $   (967,453)   $    (28,244)
Depreciation expense                                       11,227            --
Loss on writedown of assets                                  --            10,756
Bad debt expense                                          107,472            --
Shares issued for consulting fees                          52,000
Adjustments to reconcile net (loss)
    to cash (used) by operating activities:
    (Increase) in accounts receivable                     (14,304)        (69,386)
    (Increase) in inventory                               (22,000)           --
    (Increase) in prepaid expenses                         (2,760)         (2,300)
    (Increase) in other assets                             (9,693)           --
    Increase (decrease) in accounts payable               194,462          60,543
    Increase in accrued officer salaries                   22,500            --
    Increase (decrease) in accrued liabilities              6,836          40,407
                                                     ------------    ------------
Net cash provided by operating activities                (621,713)         11,776
                                                     ------------    ------------

Cash flows from investing activities
    Purchase of fixed assets                             (287,599)        (49,210)
    Proceeds from notes payable                            50,000            --
    Proceeds from long-term debt                          235,000            --
                                                     ------------    ------------
Net cash (used) by financing activities                    (2,599)        (49,210)
                                                     ------------    ------------

Cash flows from financing activities
    Proceeds from convertible notes                       506,794            --
    Loans from officers                                      --            63,240
    Donated capital                                          --             2,000
    Proceeds from sale of perferred stock                  50,000            --
    Proceeds from sale of common stock                     45,000            --
                                                     ------------    ------------
Net cash provided by financing activities                 601,794          65,240
                                                     ------------    ------------

Net (decrease) in cash                                    (22,518)         27,806
Cash - beginning                                           25,826            --
                                                     ------------    ------------
Cash - ending                                        $      3,308    $     27,806
                                                     ============    ============

Supplemental disclosures:
    Interest paid                                    $       --      $       --
                                                     ============    ============
    Income taxes paid                                $       --      $       --
                                                     ============    ============
    Non-cash transactions:
       Number of shares issued for consulting fees     10,166,667            --
                                                     ============    ============



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

Note 2 - Going concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at September 30, 2003, the Company has not recognized significant revenue to date and has accumulated operating losses of approximately $1,408,000 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty. 2 Note 3 - Fixed assets

Note 3 - Fixed assets

On July 31, 2003, the Company purchased approximately $288,000 of baking equipment. Depreciation expense for the 9 months ended September 30, 2003, totaled $11,227.

Note 4 - Notes payable and long-term debt

During September 2003, the Company was loaned $50,000 from Charles Hsin, an individual. The promissory note bears interest at 8% per annum with no monthly payments and is due on demand.

On July 31, 2003, the Company was loaned $235,000 from Vadim Gorshov, an individual, secured by a promissory note to purchase baking equipment. The note is non-interest bearing, with five monthly payments of $5,000 and 31 monthly payments of $6,935. As of September 30, 2003, the note was in default and was being renegotiated.

                             Columbia Bakeries, Inc.
                          (formerly eCom Corporation)
                                     Notes


Note 5 - Convertible notes

On March 20, 2003, the Company entered into agreements with Jack Rubin and Donald Rigoni in which each individual purchased a $15,000 3-year 8% convertible note for total proceeds of $30,000. Each note converts at the Holder's option into 250,000 (post-split) shares of the Company's $0.001 par value common stock at $0.002 per share.

On April 30, 2003, Paul Chou purchased a 12%, 60-day convertible note for cash totaling $10,000. The Note is convertible at the Holder's option into 166,667 (post-split) shares of the Company's $0.001 par value restricted common stock at $0.002 per share. On July 25, 2003 Mr. Chou advised the Company that he was exercising his conversion option.

On July 2, 2003, the Company announced its acquisition of Brooklyn Pastry, Inc.
(BPI), a non-operating Florida corporation. Pursuant to the acquisition agreement, the Company issued 266,700 shares of its $0.001 par value common stock in exchange for 100% of the issued and outstanding shares of BPI. The Company also assumed BPI's obligations to issue shares of its common stock for convertible debentures issued pursuant to a BPI Regulation D, Rule 504 offering resulting in $500,000 of debentures now convertible into the Company's $0.001 par value common stock at a conversion price of $0.22 per share or the average of the three lowest bid prices for the common stock within the 40 trading days prior to conversion. $10,000 of convertible shares are also now convertible into common stock at $0.01 per share. The Company has placed 50,000,000 shares of its $0.001 par value common stock into escrow in the name of HEM Mutual Assurances, LLC. The shares are to be released pursuant to the sale of stock under the terms of the BPI private placement memorandum.

On June 4, 2003, Paul Chou purchased an additional 12% 60-day convertible note for cash totaling $15,000. The Note is convertible at the Holder's option into 250,000 (post-split) shares of the Company's $0.001 par value common stock at $0.002 per share. The Note includes a nine-month option to purchase an additional $25,000 convertible note. On July 25, 2003 Mr. Chou has advised the company that he was exercising his conversion option.

Note 6 - Shareholders' equity

The Company is authorized to issue 5,000,000 shares of its $0.001 par value preferred stock and 300,000,000 shares of its $0.001 par value common stock.

Preferred stock
---------------

On April 30, 2003, the Company entered into an agreement with Harlow Enterprises, Inc. ("Harlow") under which Harlow purchased 1,667 shares of the Company's $0.001 par value Series A Convertible Preferred Shares for cash totaling $50,000. Each share of the Series A stock is convertible into 10,000 shares of the Company's $0.001 par value restricted common stock and bears an 8% annual dividend payable at the Company's option in cash or free-trading common stock valued at 80% of the Closing Bid Price on the Dividend Due Date. Harlow was also granted a nine-month option to purchase up to 33,333,000 shares of the Company's $0.001 par value common stock at $0.003 per share for cash of $100,000.

                             Columbia Bakeries, Inc.
                          (formerly eCom Corporation)
                                     Notes



Common stock
------------

On June 18, 2003, the Company effected a 1:30 reverse split of its $0.001 par value common stock resulting in 6,652,038 shares issued and outstanding. All references to share amounts are retroactively restated to reflect the split unless otherwise stated.

On January 15, 2003, the Company entered into a Marketing License Agreement with Mark Neuhaus under which Mr. Neuhaus was issued an option to purchase 300,000 (post-split) shares of S-8 free-trading $0.001 par value common stock at 50% of the preceding 30-day low closing bid. Mr. Neuhaus exercised his option and purchased 300,000 (post-split) shares at a price of $0.005 per share for $45,000 cash during February 2003.

On July 7, 2003, the Company issued 10,000 shares of its $0.001 par value common stock for legal services valued at $10,000.

On July 25, 2003, the Company issued 166,667 shares of its $0.001 par value common stock to a convertible note holder who elected to convert $10,000 of convertible debt to equity. On September 16, 2003, the Company issued 1,666,667 shares of its $0.001 par value common stock to Coldbake Holdings, Inc., a company owned by an officer and director, for management services valued at $50,000.

Note 7 - Related party transactions

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

Note 8 - Acquisitions

On July 2, 2003, the Company announced its acquisition of Brooklyn Pastry, Inc.
(BPI), a non-operating Florida corporation. Pursuant to the acquisition agreement, the Company issued 266,700 shares of its $0.001 par value common stock in exchange for 100% of the issued and outstanding shares of BPI. The Company also assumed BPI's obligations to issue shares of its common stock for convertible debentures issued pursuant to a BPI Regulation D, Rule 504 offering resulting in $480,000 of debentures now convertible into the Company's $0.001 par value common stock at a conversion price of $0.22 per share or the average of the three lowest bid prices for the common stock within the 40 trading days prior to conversion. $10,000 of convertible shares are also now convertible into common stock at $0.01 per share. The Company has placed 50,000,000 shares of its $0.001 par value common stock into escrow in the name of HEM Mutual Assurances, LLC. The shares are to be released pursuant to the sale of stock under the terms of the BPI private placement memorandum.

On August 6, 2003, the Company announced its acquisition of certain tangible and intangible bakery assets for $15,000 cash, a $235,000 five-year, non-interest bearing note, and an assumption of equipment leases totaling $83,647. The assets are to be placed into operations by the wholly-owned subsidiary, Brooklyn Pastry, Inc.

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

 On or about 15 July 2002, the Company purchased five commercial ovens and related equipment required to bake-off frozen croissants, Danish pastries and other bakery items. This equipment, which has a production capacity of 800 dozen units per hour, was installed at the Company's Astoria facility.

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

The Company is actively seeking opportunities to expand its base of distribution
..
 During the three months ended September 30, 2003, the Company terminated its limited production operations at is Astoria facility and commended operations in West Babylon NY with gross sales of $112,934. Cost of goods sold were $150,522, for a gross profit(loss) of $($37,588). It also paid $312,215 for consulting and advisory services and incurred $215,132 of G&A expenses, resulting in a net operating loss of $673,846.

 As of September 30, 2003, the Company had $3,308 cash on hand, $42,372 in current assets and $436,988 in current liabilities, loans from officers of $13,540, long term debt of $175,000 and Convertible Notes of $595,000 resulting in total liabilities of $1,206,988 and a deficit net worth of $1,408,593.

From the above analysis, it is clear that as of September 30, 2003, the Company cannot continue as a going concern without additional capital.

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

On July 2, 2003 Columbia Bakeries, Inc., a Nevada corporation ("Columbia"), BP Acquisition, Inc., a Florida corporation and a direct wholly owned subsidiary of Columbia ("Sub"), and Brooklyn Pastry Inc., a Florida corporation ("Brooklyn Pastry (Florida)"), entered into an Agreement and Plan of Merger dated as of June 26, 2003 whereby, subject to the conditions stated therein, at the effective time of the merger, Sub will merge with and into Brooklyn Pastry (Florida) and Brooklyn Pastry (Florida) will survive as a wholly owned subsidiary of Columbia.

On July 2, 2003, the merger was consummated and Columbia acquired Brooklyn Pastry (Florida). At the effective time of the merger all of the outstanding shares of Brooklyn Pastry (Florida) were converted into 266,700 shares of common stock of Columbia as a result of the merger.

Brooklyn Pastry (Florida) is a development stage corporation that was organized in January 2003 to acquire certain baking equipment from Brooklyn Pastry Inc., a New York corporation, and to engage in the business of baking and distributing bread and pastry. Brooklyn Pastry (Florida) had immaterial assets and liabilities as of March 31, 2003.

Prior to the merger, Brooklyn Pastry (Florida) completed a private placement with HEM Mutual Assurance LLC, an accredited investor of Denver, Colorado, to issue up to $1,000,000 in aggregate principal amount of Brooklyn Pastry (Florida)'s convertible debentures pursuant to Rule 504 of Regulation D under the Securities Act of 1933, as amended. Initially, debentures in the aggregate principal amount of $500,000 were issued for $500,000 in cash. Additional debentures in the aggregate principal amount of $500,000 are issuable for $500,000 in cash if the price of Brooklyn Pastry (Florida)'s common stock equals or exceeds $0.28 for a period of 30 trading days. As a result of the merger, Columbia has assumed the obligations and benefits of Brooklyn Pastry (Florida) in this private placement, including Brooklyn Pastry (Florida)'s obligations under the convertible debentures.

As a result of the merger, $480,000 of the debentures are now convertible into unrestricted shares of common stock of Columbia at a conversion price that is the lower of $0.22 or the average of the three lowest bid prices for the common stock within the 40 trading days prior to conversion, and $10,000 of the debentures are convertible at $0.01 per share. If the additional $500,000 of debentures are issued, they will be convertible into unrestricted shares of common stock of Columbia at a conversion price that is the lower of $0.28 or the average of the three lowest bid prices for the common stock within 40 trading days prior to conversion and an additional $10,000 of the debentures will be convertible at $0.01 per share. The conversion price and number of shares of common stock issuable upon conversion of the debentures is subject to adjustment for stock splits and combinations and other dilutive events.

The debentures may not be converted, however, if after conversion the holder would beneficially own more than 5% of Columbia's outstanding common stock, unless the holder waives this limitation by giving Columbia 75 days notice of the waiver. In the event that the conversion rate of the debentures would require Columbia to issue more than an aggregate of 6,250,000 shares of common stock upon conversion of the debentures, Columbia may either issue additional shares of common stock or redeem the debentures for 140% of the principal amount of the unconverted debentures.

The debentures bear interest at 1% per year and mature in five years. Interest is payable in cash or shares of common stock of Columbia at the option of the holders of the debentures. Columbia has the right to redeem the debentures on 30 days notice for 140% of the principal amount of the outstanding debentures, plus accrued and unpaid interest.

The foregoing description of the acquisition of Brooklyn Pastry Inc., Brooklyn Pastry's private placement and the debentures issued in the private placement are qualified in their entirety by reference to the documents filed as exhibits to the Current Report on Form 8-K and are hereby incorporated herein by reference.

In the accompanying press release, Rounsevelle W. Schaum, Chairman and CEO of Columbia stated, "This transaction is the most significant event for our Company since the new management team took control in May 2002. Mr. Dominick Calarco, President of Brooklyn Pastry (Florida), has more than twenty years of experience in the bakery industry and will be an invaluable asset in our growth plans. The financial support of HEM will provide capital for the achievement of our business goal of acquiring well managed, profitable private bakeries, local jobbers and distributors along the Eastern seaboard."

The above discussion does not contain a complete description of the terms of the private placement, convertible debentures and merger. A more complete description of these matters is contained in the Current Report on Form 8-K Columbia filed with the Securities and Exchange Commission on July 7, 2003. This Form 8-K is incorporated in its entirety into this release by reference. It is recommended that investors read the Form 8-K, including the exhibits thereto, carefully and in its entirety. A copy of the Form 8-K may be obtained from the SEC's Public Reference Room, 450 Fifth Street, N.W., Washington, D.C. 20549 (1-800 SEC-0330) and is also available from commercial document retrieval services and at the website maintained by the SEC at "http.www.sec.gov".

On August 6,2003 The Company announced that it had completed the acquisition of certain tangible and intangible assets of Brooklyn Pastry, Inc. (NY) for $15,000 in cash, a $235,000 five year, non-interest bearing note, and an agreement to assume and refinance $83,647 of equipment leases. The assets acquired included bakery equipment at its 8,000 square foot facility in West Babylon, New York and the trade name "Brooklyn Pastry." Columbia is now negotiating new product sales agreements with Brooklyn's former customers, which have included several major supermarkets. Columbia subsequently executed a one-year lease with a five-year option for Brooklyn's former West Babylon facility and is currently producing cakes, cookies and pastry products for its existing clients in the food service industry as well as for the former Brooklyn Pastry customers.

In the accompanying press release Mr. Rounsevelle Schaum, Chairman and CEO of Columbia, stated: "This acquisition completes the initial phase of Columbia's expansion and permits transfer and consolidation of its production operations from its Astoria (NY) facility to West Babylon. We look forward to building our business servicing supermarkets with high quality cake, cookie and pastry products, as well as continuing to supply local commissaries and other food service industry customers. In addition to our present product line, we have a number of new sugar free, dietetic products under development that we believe will be very well received in the marketplace."

Following completion of the acquisition of the assets of Brooklyn Pastries, the Company moved its production equipment from its Astoria facility to its newly rented facility in West Babylon, NY that had formerly housed the Brooklyn Pastries operation. Production at that facility commenced on about 1 July 2003. A principal effort during the quarter ended on September 30,2003 was to establish relationships with major distributors who serviced supermarket chains, and to change the Company's product line from croissants and Danish pastries to cookies and cakes, using the newly acquired production assets of Brooklyn Pastries. This effort resulted in new contracts with distributors servicing Pathmark, BJ's, Western Beef and Dairy Mart. In addition the Company developed retail routes servicing over 400 new customers.

Because of the one-time costs of developing this new area of business, the majority of which is on credit terms, and other start-up related expenditures and consulting fees, the Company continues to experience a critical working capital shortage which threatens its ability to continue its operations.

Market for Company's Common Stock

 The Company's common stock was admitted for trading on the Over the Counter Bulletin Board on October 27, 1999, under the symbol ECCM. A very limited market exists for the trading of the Company's common stock. The Company is currently trading under the symbol CBBS.OB.


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

PART II
OTHER INFORMATION



Item 1. Legal Proceedings
 A former consultant to the company has commenced an arbitration against the Company alleging that the Company breached a contract to issue S-8 stock to him. The company believes the claim to be frivolous and intends to defend it vigorously. On 3-4 December 2003, an arbitration hearing was held in accordance with the procedures of the American Arbitration Association. The results of that arbitration will be announced before December 31,2003.

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

Date: December 15,2003

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

Date: Debember 15, 2003

/S/ROUNSEVELLE SCHAUM
---------------------
ROUNSEVELLE SCHAUM
Chief Executive Officer (or equivalent)

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

 In connection with the quarterly report of Columbia Bakeries, Inc., formerly ECOM Corporation (the "Company") on Form 10-QSB for the period ending September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I Rounsevelle Schuam, Chief Executive Officer of the Company, certify, to the best of my knowledge, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                             /s/ Rounsevelle Schaum
                             --------------------------------
                             Rounsevelle Schuam
                             Chief Executive Officer
                             ECOM Corporation

                             December 15, 2003