Form 10KSB
period 2003-12-31
COLUMBIA BAKERIES INC
filed 2004-05-10
CIK 1081748

UNITED STATES SECURITES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-KSB

                [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                              For Fiscal Year Ended
                                December 31, 2003

                            Commission File # 0-26701

                             COLUMBIA BAKERIES, INC.
             (Exact name of registrant as specified in its charter)

                                     NEVADA
         (State or other jurisdiction of incorporation or organization)

                                   88-0406874
                      (IRS Employer Identification Number)

         319 Clematis Street, Suite 211, West Palm Beach, Florida 33401
               (Address of principal executive offices)(Zip Code)

                                 (561) 366-9211
                (Registrant's telephone no., including area code)

    (Former name, former address and former fiscal year, if changed since last report)

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: None
SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: Common Stock, $0.001 Par Value
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. (X)

Revenues for year ended December 31, 2003: $140,721. Aggregate market value of the voting common stock held by non-affiliates of the registrant as of May 6, 2004 was $1,085,668. The number of shares of the registrant's common stock outstanding as of May 6, 2004 was 155,095,473.

                                TABLE OF CONTENTS



                                     PART I

Item 1.     Description of Business                                          1

Item 2.     Properties                                                       4

Item 3.     Legal Proceedings                                                4

Item 4.     Submission of Matters to a Vote of Security Holders              4


                                     PART II

Item 5.     Market for Registrant's Common Equity and Related Stockholder    4
            Matters

Item 6.     Management's Discussion and Analysis or Plan of Operations       6

Item 7.     Financial Statements and F-1                                   F-1

Item 8.     Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure                                             9

Item 8A.    Controls and Procedures                                          9

                                    PART III

Item 9.     Directors, Executive Officers, Promoters and Control Persons;
            Compliance with Section 16(a) of The Exchange Act               10

Item 10.    Executive Compensation                                          11

Item 11.    Security Ownership of Certain Beneficial Owners And Management  12

Item 12.    Certain Relationships and Related Transactions                  13

Item 13.    Exhibits and Reports on Form 8-K                                13

Item 14.    Principal Accountant Fees and Services                          14


SIGNATURES                                                                  16

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

HISTORY

Columbia Bakeries, Inc., hereinafter referred to as the ("Company") or ("Columbia"), was originally formed as a Nevada Corporation under the name eCom Corporation on October 6, 1998. eCom Corporation was a developmental stage company whose original principal business objective was to provide reliable and cost efficient business Internet connectivity in the form of "website packages." Based on adverse market conditions and the failure of many Internet "dot.com" companies, ECCM abandoned its original business plan and subsequently acquired interests in other companies.

On May 28, 2002, the Company had divested itself of all ongoing operations and entered into an agreement with Colbake Holdings, Inc. to acquire Columbia Bakeries, Inc., a Delaware corporation. On May 28, 2002, the Company acquired Columbia Bakeries, Inc., a Delaware corporation in exchange for 151,000,000 (pre-split) shares of its common stock.

On May 13, 2003, the Company changed its name from eCom Corporation to Columbia Bakeries, Inc.

On June 18, 2003, Columbia Bakeries, Inc. announced a 1 for 30 reverse split and changed its trading symbol to "CBBS".

On  July 2, 2003, the Company announced its acquisition of Brooklyn Pastry, Inc.
(BPI), a non-operating Florida corporation. Pursuant to the acquisition agreement, the Company issued 266,700 shares of its $0.001 par value common stock in exchange for 100% of the issued and outstanding shares of BPI. BPI is a development stage corporation that was organized in January 2003 to acquire certain baking equipment from Brooklyn Pastry Inc., a New York corporation, and to engage in the business of baking and distributing bread and pastry. At the time of acquisition, BPI had immaterial assets and liabilities.

The Company has limited financial resources available, which has had an adverse impact on the Company's liquidity, activities and operations. These limitations have adversely affected the Company's ability to obtain certain projects and pursue additional business. There is no assurance that the Company will be able to raise sufficient funding to permit the Company to continue in operation.

GENERAL INFORMATION ABOUT COLUMBIA BAKERIES, INC.

Columbia is in the business of producing and distributing bakery products in the New York area and along the Northeast Corridor. It operates a bakery and retail facility. At present, the principal products produced are croissants, Danish pastries and related specialty products. The Company purchases frozen, unbaked products from various US and Canadian producers, completes the baking process, and sells them principally to major jobbers and commissaries in the greater New York area. The Company also produces and sells its products on a private label basis to other specialty bakeries. On or about June 1, 2003 the Company moved its operations to an 8000 square foot retail and bakery facility at 109 Kean Street, West Babylon, New York 11704 and is currently operating from that location.

On or about July 15, 2002, the Company purchased five commercial ovens and related equipment required to bake-off frozen croissants, Danish pastries and other bakery items. This equipment, which has a production capacity of 800 dozen units per hour, was installed at the Company's Astoria facility.

In addition to its bake-off equipment, the Company acquired packaging equipment that is specifically designed to package individual slices of bread and rolls for hospitals, rest homes and other institutional customers. The Company has also completed the wrapping designs for its commercial and institutional product lines and this equipment is now in operation.

On August 6, 2003, the Company announced its acquisition of certain tangible and intangible bakery assets for $15,000 cash, a $235,000 five-year, non-interest bearing note, and an assumption of equipment leases totaling $83,647. The assets are to be placed into operations by the wholly owned subsidiary, Brooklyn Pastry, Inc.

Supporting its bake-off production operations, the Company purchases its unbaked frozen products from U.S. and Canadian sources, completes the baking process and delivers finished product to jobbers, distributors and commissaries who in turn deliver the product to retail outlets.

The Company is continuing to actively seeking opportunities to expand its base of distribution.

RISK FACTORS

GOING CONCERN RISK

We have had and could have losses, deficits and deficiencies in liquidity, which could impair our ability to continue as a going concern.

In Note #2 to our consolidated financial statements, our independent auditors have indicated that certain factors raise substantial doubt about our ability to continue as a going concern. Since its inception, the Company has suffered recurring losses from operations and has been dependent on existing stockholders and new investors to provide the cash resources to sustain its operations. During the years ended December 31, 2003 and 2002, the Company reported net losses and negative cash flows from operations as follows:

                             2003         2002
                        ------------  -----------
Net loss                $ 1,099,363    $433,140
Net loss per share      $     .026     $   .018

The Company's continuing negative operating results have produced an accumulated deficit of $1,532,503 at December 31, 2003. These factors raise substantial doubt about the Company's ability to continue as a going concern.

The Company's long-term viability as a going concern is dependent on certain key factors, as follows:

- The Company's ability to continue to obtain sources of outside financing to support near term operations.

- The Company's ability to increase profitability and sustain a cash flow level that will ensure support for continuing operations.

IMPLEMENTATION OF BUSINESS STRATEGY DEPENDENT ON ADDITIONAL FINANCING

Columbia must obtain financing to fund the expansion of operations and to meet obligations as they become due. Such outside financing must be provided from the sale of equity or third party financing. Further, the sale of equity securities will dilute our existing stockholders' interests, and borrowings from third parties could result in our assets being pledged as collateral. It is possible our operations could be restricted if loan terms increase our debt service requirements. There is no assurance that we can obtain financing on favorable terms.

GOVERNMENT REGULATION

The facilities are subject to regulation and licensing by federal agencies as well as to licensing and regulation by state and local health, sanitation, safety, fire, and other departments. Difficulties or failures in obtaining and retaining the required licensing or approval could result in delays or cancellation of operations as well as fines.

The Company and its facilities are subject to various federal, state, and local environmental regulations. Compliance with applicable environmental regulations is not believed to have any material effect on capital expenditures, earnings, or the competitive position of the Company. Estimated expenditures for environmental compliance matters are not material.

ANTICIPATED LOSSES FOR THE FORESEEABLE FUTURE

The Company has not achieved profitability to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. The extent of these losses will depend, in part, on the amount of the Company's growth. As of December 31, 2003, the Company had an accumulated deficit of $1,415,766. The Company will need to generate increased revenues to achieve profitability. To the extent that increases in its operating expenses precede or are not subsequently followed by commensurate increases in revenues, or that the Company is unable to adjust operating expense levels accordingly, the Company's business, results of operations and financial condition would be materially and adversely affected. There can be no assurances that the Company can achieve or sustain profitability or that the Company's operating losses will not increase in the future.

COMPETITION WITHIN BAKERY INDUSTRY

The Company is involved in intense competition with other business entities, many of which will have a competitive edge over the Company by virtue of their stronger financial resources and prior experience in business.

The packaged bakery products business is highly competitive. There is intense price, product, and service competition with respect to all of the Company's products. Competition is based on product quality, price, brand loyalty, effective promotional activities, and the ability to identify and satisfy emerging consumer preferences. Customer service, including frequency of deliveries and maintenance of fully stocked shelves, also is an important competitive factor and is central to the competition for retail shelf space among fresh-baked goods manufacturers. Certain market areas of the fresh baked-goods business continue to exhibit lower margins due to regional differences in price levels, product mix, and input costs.

The Company competes with other national and regional wholesale bakeries, large grocery chains, small retail bakeries, and many producers of alternative foods. The identities and number of competitors vary from market to market.

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

POTENTIAL FLUCTUATIONS IN OPERATING RESULTS; QUARTERLY FLUCTUATIONS

The Company's operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside the Company's control. See "Limited Operating History." As a strategic response to changes in the competitive environment, the Company may from time to time have to make certain pricing, marketing decisions or acquisitions that could have a material short-term or long-term adverse effect on the Company's business, results of operations and financial condition.

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

RESEARCH AND DEVELOPMENT

The Company actively works to develop new products and to improve existing products. The dollar amounts expended by the Company during each of the past fiscal year on such development activities are not considered to be material relative to the Company's overall business and operations

EMPLOYEES

As of May 6, 2004, Columbia has 22 full-time employees, including executive officers, non-executive officers, secretarial and clerical personnel and field personnel.

ITEM  2.  DESCRIPTION  OF  PROPERTY

The Company's corporate headquarters are located at: 319 Clematis Street, Suite 211, West Palm Beach, Florida 33401. The 1650 square foot office space is rented at a cost of $1500 per month. The Company also leases an 8000 square feet retail and bakery facility at 109 Kean Street, West Babylon, New York 11704 for a monthly fee of $4400 per month.

ITEM 3.  LEGAL PROCEEDINGS

As of the date hereof, Columbia is not a party to any material legal proceedings, and none are known to be contemplated against Columbia.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as to the high and low bid quotations quoted on the OTC Bulletin Board for 2002 and 2003. Information with respect to over-the-counter bid quotations represents prices between dealers, does not include retail mark-ups, markdowns or commissions, and may not necessarily represent actual transactions.



                                                Period         High          Low
                                               --------       ------        -----
                                                 2002
First Quarter                                                 .055          .055
Second Quarter                                                .09           .052
Third Quarter                                                 .04           .04
Fourth Quarter                                                .02           .017

                                                 2003

First Quarter                                                 .66           .12
Second Quarter                                                .6            .09
Third Quarter                                                 .1            .02
Fourth Quarter                                                .065          .007


The bid price of our common stock was $.005 per share on May 6, 2004 and had approximately 196 certificate shareholders of record as of May 6, 2004.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS FOR FISCAL YEAR ENDED DECEMBER 31, 2003



                       Number of Securities to   Weighted-average price     Number of Securities
                       be issued upon exercise   of outstanding options   remaining available for
                       of outstanding options,     warrants and rights     future issuance under
                         warrants and rights                                equity compensation
                                                                              plans(excluding
                                                                          securities reflected in
                                                                                column (a))
---------------------  ------------------------  -----------------------  ------------------------
                                 (a)                       (b)                      (c)
---------------------  ------------------------  -----------------------  ------------------------
Equity compensation
plans approved by                           -0-                      -0-                       -0-
security holders
---------------------  ------------------------  -----------------------  ------------------------
Equity compensation
plans not approved by                       -0-                      -0-                       -0-
security holders
---------------------  ------------------------  -----------------------  ------------------------
TOTAL                                       -0-                      -0-                       -0-
---------------------  ------------------------  -----------------------  ------------------------


OUR TRANSFER AGENT IS:

Pacific Stock Transfer
500 E. Warm Springs Road, Suite 240
Las Vegas, NV  89119
Phone (702) 361-3033
Facsimile (702) 433-1979

DIVIDENDS

We presently intend to retain future earnings to support our growth. Any payment of cash dividends in the future will be dependent upon: the amount of funds legally available, our earnings; financial condition; capital requirements; and other factors which our Board of Directors deems relevant.

                                     PART II

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following is a discussion of our financial condition, results of operations, liquidity and capital resources. This discussion should be read in conjunction with our Consolidated Financial Statements and the notes thereto included elsewhere in this Form 10-KSB.

FORWARD-LOOKING INFORMATION-GENERAL

The statements contained herein and other information contained in this report may be based, in part, on management's estimates, projections, plans and judgments. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated. In this report, the words "anticipates", "believes", "expects", "intends", "future", "plans", "targets" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on the forward-looking statements contained herein. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that may arise after the date hereof. Additionally, these statements are based on certain assumptions that may prove to be erroneous and are subject to certain risks including, but not limited to, the Company's dependence on limited cash resources, its dependence on certain key personnel within the Company, and its ability to raise additional capital. The Company's ability to generate long-term value for the common stockholder is dependent upon the Company's ability to increase cash flow. There are many companies participating in the bakery industry, many with resources greater than the Company. The Company believes that it will be able to compete in this environment; however, it is not possible to predict competition or the effect this will have on the Company's operations. The Company's operations are also significantly affected by factors, which are outside the control of the Company. Accordingly, actual results may differ, possibly materially, from the predictions contained herein.

CRITICAL  ACCOUNTING  POLICIES  AND  ESTIMATES

The Company's discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. These estimates and assumptions provide a basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and these differences may be material.

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.


GENERAL

Columbia Bakeries, Inc. ("Columbia" or the "Company"), a Nevada corporation, was organized on October 6, 1998. Columbia is located at 319 Clematis Street, Suite 211, West Palm Beach, Florida 33401.

Columbia  is  a  publicly  traded  company listed on the OTC Electronic Bulletin
Board  under  the  symbol  "CBBS".

The Company is in the business of producing and distributing bakery products in the New York area and along the Northeast Corridor. At present, the principal products produced are croissants, Danish pastries and related specialty products. The Company purchases frozen, unbaked products from various US and Canadian producers, bakes off these products and sells them principally to major jobbers and commissaries in the greater New York area. The Company also produces and sells its products on a private label basis to other specialty bakeries. Producing properties may be resold as appropriate to establish and maintain optimum asset value.

Since its inception, the Company has suffered recurring losses from operations and has been dependent on existing stockholders and new investors to provide the cash resources to sustain its operations. During the years ended December 31, 2003 and 2002, the Company reported net losses and negative cash flows from operations as follows:

                                            2003              2002
                                        ------------       -----------
Net loss                                $ 1,099,363         $433,140
Net loss per share                      $     .026          $   .018

The Company's continuing negative operating results have produced an accumulated deficit of $1,532,503 at December 31, 2003. These factors raise substantial doubt about the Company's ability to continue as a going concern.
The Company's long-term viability as a going concern is dependent on certain key factors, as follows:

- The Company's ability to continue to obtain sources of outside financing to support near term operations.

- The Company's ability to increase profitability and sustain a cash flow level that will ensure support for continuing operations.


RESULTS OF OPERATIONS

Revenues were $140,721 in 2003 compared to $228,965 in 2002. Revenues decreased substantially in 2003 as the management focused its attention on obtaining requisite capital to continue operations and to reorganizing the existing facility, which included the relocation of their retail and production facility in June of 2003 where the Company current operates. However, the relocation of this facility did not result in an increase in revenue but did result in substantially increased expenses.

COMPARISON OF YEAR ENDED DECEMBER 31, 2003 TO YEAR ENDED DECEMBER 31, 2002.

While revenues decreased in 2003, the cost of goods sold increased to $198,838 in 2003 from $115,957 in 2002 resulting in a gross loss of $58,117 and a net loss of $1,099,363 in 2003 compared to a gross profit of $113,008 and a net loss of $433,140 in 2002.

General and administrative expenses increased by approximately 115% to $616,915 in 2003 from $286,398 in 2002. This increase was related to an increase in legal and professional fees as the Company acquired Brooklyn Pastry, Inc.

Rent and other general and administrative expenses also increased as the Company moved their bakery on June 1, 2003 to an 8,000 square foot retail and bakery facility at 109 Kean Street, West Babylon, New York 11704 and is currently operating from that location.

Consulting fees also increased by approximately 85% to $352,715 in 2003 compared to $190,000 in 2002. The majority of the increase was related to a $150,000 payment to Colbake Holdings (see "Affiliated Transactions").

Selling expenses also increased to $71,616 in 2003 from $6,250, which was related to a factoring agreement.

LIQUIDITY AND CAPITAL RESOURCES

The Company currently has $1,911 in cash at December 31, 2003 and $19,642 in current assets and total current liabilities of $1,136,354. The Company needs to raise additional funds to meet its cash requirements in order to continue operations. There can be no assurance that any such financing can be obtained or, if obtained, that it will be on reasonable terms. If the Company cannot raise additional capital, it will not be able to continue in operation

There can be no assurance that any of the plans developed by the Company will produce cash flows sufficient to ensure its long-term viability or that the Company will be able to additional private placements, debt financing or equity investment in order to continue operations.

OFF  BALANCE  SHEET  ARRANGEMENT

During the year ended December 31, 2003, the Company had no off balance sheet arrangements.

2004  OUTLOOK

In 2003, the Company developed a plan and took actions to improve its financial position and deal with its liquidity problems. In the first step of the plan, the Company retained new management and started a focused approach on reducing consulting fees and general and administrative costs. The final steps of the plan are still being developed, but may include additional private placements of the Company's common stock or efforts to raise additional debt financing or equity investments. There can be no assurance that any of the plans developed by the Company will produce cash flows sufficient to ensure its long-term viability as a going concern.

ITEM 7.  FINANCIAL STATEMENTS

The financial statements of the company are set forth beginning on page F-1.



               COLUMBIA BAKERIES, INC. (FORMERLY ECOM CORPORATION)


                        CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE YEAR ENDED DECEMBER 31, 2003 AND FOR THE PERIOD FROM MAY 28, 2002 (INCEPTION) THROUGH DECEMBER 31, 2002




                                    CONTENTS
                                    --------

                                                                        Page
                                                                        ----

Report of Independent Certified Public Accountants                       F-2

Balance Sheet                                                            F-3

Statements of Operations                                                 F-4

Statements of Changes in Shareholders' Deficit                           F-5

Statements of Cash Flows                                                 F-6

Notes to Financial Statements                                         F-7-18

                INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS' REPORT
                ------------------------------------------------

To the Board of Directors and Shareholders
Columbia Bakeries, Inc.
f/k/a eCom Corporation

We have audited the accompanying consolidated balance sheet of Columbia Bakeries, Inc. f/k/a eCom Corporation as of December 31, 2003 and the related consolidated statement of operations, changes in shareholders' deficit, and cash flows for the year ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of Columbia Bakeries, Inc. f/k/a eCom Corporation as of and for the period from May 28, 2002 (inception) through December 31, 2002 were audited by other auditors whose report dated May 14, 2003, on those statements included an explanatory paragraph that described the consolidated financial statements were prepared assuming that the Company will continue as a going concern and those statements did not include any adjustments resulting from that uncertainty.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Columbia Bakeries, Inc. f/k/a eCom Corporation as of December 31, 2003 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

These financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has operating and liquidity concerns, has incurred an accumulated deficit of approximately $1,532,000 through the period ended December 31, 2003, and current liabilities exceeded current assets by approximately $1,304,000 at December 31, 2003. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans as to these matters are also described in Note 2. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

JEWETT,  SCHWARTZ  &  ASSOCIATES
Hollywood, Florida April 29, 2004


                            COLUMBIA BAKERIES, INC.
                           (FORMERLY ECOM CORPORATION)
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2003


                                     ASSETS

CURRENT ASSETS
Cash                                                              $     1,911
Accounts Receivable, net of
 allowance for doubtful accounts of $11,433                             2,871
Inventories                                                            12,100
Prepaid expenses                                                        2,760
Total Current Assets                                                   19,642
FURNITURE AND EQUIPMENT, net                                          270,050
OTHER ASSETS                                                           13,393

TOTAL ASSETS                                                      $   303,085

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

                                  LIABILITIES

CURRENT LIABILITIES
Notes payable in default                                          $   523,400
Convertible notes and debentures in default                           498,417
Accounts payable and accrued expenses                                 100,997
Note payable - related party                                           13,540
Total Current Liabilities                                           1,136,354

Long-term debt, net of current portion                                 76,100

TOTAL LIABILITIES                                                   1,212,454

                              SHAREHOLDERS' DEFICIT

Preferred stock, $0.001 par value; 5,000,000 shares authorized,
1,667 shares of Series A issued and outstanding                             2
Common stock, $0.001 par value; 300,000,000 shares authorized,
128,495,473 issued and outstanding                                    137,130
Additional paid-in capital                                            486,002
Accumulated deficit                                                (1,532,503)

TOTAL SHAREHOLDERS' DEFICIT                                          (909,369)

TOTAL LIABILITIES AND
SHAREHOLDERS' DEFICIT                                             $   303,085
                                                                  ------------



   See accompanying accountants' report and notes to the financial statements.


                            COLUMBIA BAKERIES, INC.
                          (FORMERLY ECOM CORPORATION)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 For the period
                                      For the year               May 28, 2002
                                         ended,                (inception)through
                                      December 31                 December 31
                                         2003                         2002

Revenues, net $ 140,721 228,965

Cost of goods sold                      198,838                        115,957

GROSS PROFIT (LOSS)                     (58,117)                       113,008

Operating Expenses
General and administrative expenses     616,915                        286,398
Selling expenses                         71,616                          6,250
Consulting                              352,715                        190,000
Startup and organizational costs              -                         63,500

Total Operating Expenses              1,041,246                        546,148

Net loss before taxes                (1,099,363)                      (433,140)

Income taxes                                  -                              -

NET LOSS

Net loss per share -
basic and diluted                   $(1,099,363)                     $(433,140)
                                    ============                     ===========
Weighted average shares outstanding -
basic and diluted                        $(0.26)                        $(0.18)
                                    ============                     ===========

                                      4,165,000                      2,461,000
                                    ============                     ===========




   See accompanying accountants' report and notes to the financial statements.

                                       F-4

                                                          COLUMBIA BAKERIES, INC.
                                                        (FORMERLY ECOM CORPORATION)

                                        CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT


                              Convertible Preferred Stock            Common Stock
                              5,000,000 shares authorized     300,000,000 shares authorized
                              ------------------------------------------------------------     Additional
                              Shares      Par Value            Shares       Par Value           Paid-In    Accumulated
                              Issued  $.001 per share          Issued   $.001 per share         Capital       Deficit      Total
                            ---------  ---------------        --------  ---------------         -------    ----------     ---------
BALANCE - MAY 28, 2002
(INCEPTION)                       -     $         -         34,924,190       $ 34,924            $    -    $       -     $  34,924
Common stock issued upon
inception of Columbia
Bakeries, Inc.                    -               -        151,628,300        151,628                 -            -       151,628

Common stock issued for
consulting services in
October 2002                      -               -          3,000,000          3,000             147,000          -       150,000

Common stock issued for
consulting services in
November 2002                     -               -          1,000,000          1,000              39,000          -        40,000

Net loss for the period from
May 28, 2002 (inception)
through December 31, 2002         -               -                -                -                  -       (433,140)  (433,140)
                            ---------  ---------------    ------------  ---------------       -----------  ------------   ---------

BALANCE -
DECEMBER 31, 2002          $      -     $         -        190,552,490      $ 190,552           $ 186,000    $ (433,140) $ (56,588)

Common stock issued for
cash in January 2003 at
$0.005 per share in
accordance with consulting
and marketing license
agreement                         -               -          9,000,000          9,000              36,000          -        45,000

Rescission of common stock
of Colbake Holdings, Inc.
in March 2003                     -               -        (10,000,000)       (10,000)                 -           -       (10,000)

Common stock issued to Colbake
Holdings, Inc. in March 2003      -               -          4,250,000          4,250                  -           -         4,250

Common stock issued in March 2003
for assignment of lease, transfer
of interest in furniture, fixtures
and equipment and consulting
services                          -               -          5,750,000          5,750              42,899          -        48,649

Convertible preferred stock
issued for cash in April 2003
at $30.00 per share            1,667             2                 -                -              49,998           -       50,000

Warrants issued with the sale
of preferred stock in
April 2003                        -              -                 -                -             100,000           -      100,000

Thirty-for-one reverse stock split
In June 2003                      -              -        (192,900,483)      (192,900)                 -            -     (192,900)

Common stock issued at par value
in June 2003 and placed into escrow
of HEM Mutual Assurance for the
acquisition of Brooklyn
Pastry, Inc.                      -              -          50,000,000         50,000                  -             -      50,000

Common stock roundup of
fractional shares in June
and July 2003 as a result of
thirty-for-one
reverse stock split               -              -                 132              -                  -             -           -

Common stock issued for
professional services in
July 2003                         -              -              10,000             10               9,990            -      10,000

Common stock issued upon
conversion of convertible
note in July 2003                 -              -             166,667            166               9,834            -      10,000

Common stock issued to
Colbake Holdings, LLC in
September 2003                    -              -           1,666,667          1,667              48,333            -      50,000

Warrants expired in
October 2003                      -              -                 -               -             (100,000)           -    (100,000)

Common stock issued at par value
to HEM Mutual Assurance
with convertible debenture for
the acquisition of Brooklyn
Pastry, Inc. in June 2003         -              -          70,000,000         70,000                  -              -     70,000

Common stock issuable for
conversion of convertible
debentures                        -              -           8,635,048          8,635             102,948             -    111,583

Net loss for the year ended
December 31, 2003                 -              -                 -               -           (1,099,363)              (1,099,363)
                            ---------  ---------------    ------------  ---------------       -----------  ------------   ---------

BALANCE - DECEMBER 31, 2003    1,667    $        2         137,130,521      $ 137,130           $ 486,002   $(1,532,503) $(909,369)
                            =========  ===============    ============  ================       ==========  =============  =========


   See accompanying accountants' report and notes to the financial statements.

                                  COLUMBIA BAKERIES, INC.
                                 (FORMERLY ECOM CORPORATION)
                           CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                               For the period
                                           For the year                         May 28,2002
                                              ended,                        (inception) through
                                          December 31                           December 31
                                               2003                                 2002
                                           -----------                           -----------

Cash Flows from Operating Activities:
Net Loss                                   (1,099,363)                             (433,140)
Adjustments to reconcile net loss to net
cash used by operating activities:
Allowance for doubtful accounts               (11,433)
Depreciation                                   67,034
Common stock issued for services               39,999                               341,628

Changes in operating assets and liabilities:
 Accounts receivable                           77,948                               (69,386)
 Inventories                                  (12,100)
 Prepaid expenses                              (2,760)                              (2,300)
 Accounts payable and accrued expenses         11,347                               89,650
                                           -----------                           -----------
Net cash used by operating activities        (929,328)                             (73,548)
                                           -----------                           -----------

Cash Flows from Investing Activities:
Purchase of trademarks                        (11,093)
Purchases of baking equipment                (287,874)                             (49,210)
                                           -----------                           -----------
Net cash used by investing activities        (298,967)                             (49,210)
                                           -----------                           -----------

Cash Flows from Financing Activities:
Sale of preferred stock Proceeds from
issuance of notes payable                   1,173,040                               50,000
Proceeds from issuance of convertible
Debentures                                         -                                    -
Repayment of loan payable to shareholder      (63,660)                              63,660
Sale of preferred stock                        50,000
Sale of common stock                           45,000                               34,924
                                           -----------                           -----------
Net cash provided by financing activities   1,204,380                              148,584
                                           -----------                           -----------

Net Decrease in Cash and Cash Equivalents     (23,915)                              25,826

Cash and Cash Equivalents, Beginning           25,826
                                           -----------                           -----------
Cash and Cash Equivalents, Ending               1,911                            $  25,826
                                           ===========                           ===========



   See accompanying accountants' report and notes to the financial statements.

                             COLUMBIA BAKERIES, INC.
                           (FORMERLY ECOM CORPORATION)

                        NOTES TO THE FINANCIAL STATEMENTS
             FOR THE YEAR ENDED DECEMBER 31, 2003 AND FOR THE PERIOD FROM MAY 28, 2002 (INCEPTION) THROUGH DECEMBER 31, 2002

NOTE  1  -  ORGANIZATION  OF  BUSINESS

The Company was organized on October 6, 1998 as eCom Corporation under the laws of the State of Nevada. On May 28, 2002, the eCom Corporation consummated an acquisition agreement with Columbia Bakeries, Inc. whereby eCom Corporation agreed to issue 151,628,300 shares of its common stock in exchange for 100% of the outstanding shares of Columbia Bakeries, Inc. The acquisition agreement was accounted for using the purchase method of accounting as applicable to reverse acquisitions and the former stockholders of Columbia Bakeries, Inc. controlled the common stock of eCom Corporation immediately upon conclusion of the transaction. Under reverse acquisition accounting, the post-acquisition entity was accounted for as a recapitalization of the eCom Corporation Company. The common stock issued was recorded at $151,628, the fair value of the Company's assets on the acquisition date.

Effective May 13, 2003, the Company filed amended Articles of Incorporation with the State of Nevada to change its name to Columbia Bakeries, Inc. The Company is authorized to issue 300,000,000 shares of $0.001 par value common stock and 5,000,000 shares of $0.001 par value preferred stock.

NOTE  2  -  GOING  CONCERN

These financial statements have been prepared assuming that the Company will continue as a going concern. The Company's independent accountants included a "going concern" paragraph in their audit report accompanying these financial statements that cautions users of the statements that the Company needs to seek new sources or methods of financing or revenue to pursue its business strategy. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. There can be no assurance that the Company will be able to successfully acquire the necessary capital investment or revenue to continue their on-going efforts and continue operations. These factors, among others, create an uncertainty about the Company's ability to continue as a going concern.

NOTE  3  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Use  of  Estimates
------------------

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

                             COLUMBIA BAKERIES, INC.
                           (FORMERLY ECOM CORPORATION)

                        NOTES TO THE FINANCIAL STATEMENTS
             FOR THE YEAR ENDED DECEMBER 31, 2003 AND FOR THE PERIOD FROM MAY 28, 2002 (INCEPTION) THROUGH DECEMBER 31, 2002

Cash  and  Cash  Equivalents
----------------------------

Company considers all highly liquid debt securities purchased with original or remaining maturities of three months or less to be cash equivalents. The carrying value of cash equivalents approximates fair value.

Fair  value  of  Financial  Instruments
---------------------------------------

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2003. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Accounts  Receivable,  net
--------------------------

The Company performs ongoing credit evaluations of customers, and generally does not require collateral. Allowances are maintained for potential credit losses and returns and such losses have been within management's expectations.

Credit  Risk
------------

It is the Company's practice to place its cash equivalents in high quality money market securities with one major banking institution. Certain amounts of such funds are not insured by the Federal Deposit Insurance Corporation. However, the Company considers its credit risk associated with cash and cash equivalents to be minimal. During 2003, the Company had sales to two customers that totaled an aggregate of 41% of gross revenues.

                             COLUMBIA BAKERIES, INC.
                           (FORMERLY ECOM CORPORATION)

                        NOTES TO THE FINANCIAL STATEMENTS
             FOR THE YEAR ENDED DECEMBER 31, 2003 AND FOR THE PERIOD FROM MAY 28, 2002 (INCEPTION) THROUGH DECEMBER 31, 2002

Inventories
-----------

Inventories consist primarily of frozen, unbaked products and are stated at the lower of cost or market value using the first in, first out (FIFO) method of accounting.

Property  and  Equipment,  net
------------------------------

Furniture and equipment are recorded at cost, net of accumulated depreciation. Depreciation expense is computed using the straight-line method of accounting over the estimated useful lives of the assets ranging from three to five years.

Intangible  Assets,  net
------------------------

Intangible assets consist primarily of trademarks, whereby the Company incurred registration and legal fees of approximately $11,000 to license private label specialty products. Amortization expense is computed using the straight-line method of accounting over the life of the trademark, 15 years. Estimated amortization expense for each of the years ended December 31, 2004 through 2009 will be approximately $700.

Impairment  of  Long-Lived  Assets
----------------------------------

Long lived assets held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amounts of assets may not be recoverable or are impaired.

Income  Taxes
-------------

The Company uses the asset and liability method of accounting for income taxes as required by SFAS No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of certain assets and liabilities. Since its inception, the Company has incurred net operating losses. Accordingly, no provision has been made for income taxes.

Revenue  Recognition
--------------------

Sales and the related cost of sales are recognized upon shipment of products in accordance with the US Securities and Exchange Commission Staff Accounting Bulletin No. 101. The Company generally accepts returns of bakery products that are stale or damaged in transit. Sales revenue is recorded net of anticipated returns based on historical experience. Sales returns in the ordinary course of business are not material to the financial statements.

                             COLUMBIA BAKERIES, INC.
                           (FORMERLY ECOM CORPORATION)

                        NOTES TO THE FINANCIAL STATEMENTS
             FOR THE YEAR ENDED DECEMBER 31, 2003 AND FOR THE PERIOD FROM MAY 28, 2002 (INCEPTION) THROUGH DECEMBER 31, 2002

Advertising  Costs
------------------

The Company expenses all costs of advertising as incurred. There were $6,250 in advertising costs included in selling, general and administrative expenses for the period ended December 31, 2002.

Stock-Based  Compensation:
-------------------------

The Company accounts for stock options issued to employees in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation cost is measured on the date of grant as the excess of the current market price of the underlying stock over the exercise price. Such compensation amounts are amortized over the respective vesting periods of the option grant. The Company adopted the disclosure provisions of SFAS No. 123 "Accounting for Stock-Based Compensation," and SFAS No. 148 "Accounting for Stock Based Compensation - Transition and Disclosure," which permits entities to provide pro forma net income (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants as if the fair-valued based method defined in SFAS No. 123 had been applied.

The Company accounts for stock options or warrants issued to non-employees for goods or services in accordance with the fair value method of SFAS 123. Under this method, the Company records an expense equal to the fair value of the options or warrants issued. The fair value is computed using an options pricing model.

Earnings  (Loss)  Per  Share
----------------------------

Basic net income (loss) per common share is computed using the weighted average number of common shares outstanding during the periods. Diluted net income
(loss) per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period.

Recent  Accounting  Pronouncements
----------------------------------

The Financial Accounting Standards Board has recently issued several new accounting pronouncements which may apply to the Company.
Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," updates, clarifies, and simplifies existing accounting pronouncements. Statement No. 145 rescinds Statement 4, which required all gains and losses from extinguishment of debt to be aggregated and, if

                             COLUMBIA BAKERIES, INC.
                           (FORMERLY ECOM CORPORATION)

                        NOTES TO THE FINANCIAL STATEMENTS
             FOR THE YEAR ENDED DECEMBER 31, 2003 AND FOR THE PERIOD FROM MAY 28, 2002 (INCEPTION) THROUGH DECEMBER 31, 2002

material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Opinion 30 will now be used to classify those gains and losses. Statement 64 amended Statement 4, and is no longer necessary because Statement 4 has been rescinded. Statement 44 was issued to establish accounting requirements for the effects of transition to the provisions of the motor Carrier Act of 1980. Because the transaction has been completed, Statement 44 is no longer necessary. Statement 145 amends Statement 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. This amendment is consistent with FASB's goal requiring similar accounting treatment for transaction that have similar economic effects. This statement is effective for fiscal years beginning after May 15, 2002. The adoption of SFAS No. 145 is not expected to have a material impact on the Company's financial position, results of operations or liquidity.

Statement No. 146, "Accounting for Exit or Disposal Activities" ("SFAS 146") addresses the recognition, measurement, and reporting of cost that are associated with exit and disposal activities that are currently accounted for pursuant to the guidelines set forth in EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to exit an Activity (including Certain Cost Incurred in a Restructuring)," cost related to terminating a contract that is not a capital lease and one-time benefit arrangements received by employees who are involuntarily terminated - nullifying the guidance under EITF 94-3. Under SFAS 146, the cost associated with an exit or disposal activity is recognized in the periods in which it is incurred rather than at the date the Company committed to the exit plan. This statement is effective for exit or disposal activities initiated after December 31, 2002 with earlier application encouraged. The adoption of SFAS 146 is not expected to have a material impact on the Company's financial position, results of operations or liquidity.

Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure", amends FASB Statement No. 123, "Accounting for Stock-Based Compensation." In response to a growing number of companies announcing plans to record expenses for the fair value of stock options, Statement 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, Statement 148 amends the disclosure requirements of Statement 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The Statement also improves the timeliness of those disclosures by requiring that this information be included in interim as well as annual financial statements. In the past, companies were required to make pro forma disclosures only in annual financial statements. The transition guidance and annual disclosure provisions of Statement 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for

                           NO COLUMBIA BAKERIES, INC.
                           (FORMERLY ECOM CORPORATION)

                        NOTES TO THE FINANCIAL STATEMENTS
             FOR THE YEAR ENDED DECEMBER 31, 2003 AND FOR THE PERIOD FROM MAY 28, 2002 (INCEPTION) THROUGH DECEMBER 31, 2002


financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company adopted the disclosure provisions of Statement 148 for the year ended December 31, 2002, but will continue to use the method under APB 25 in accounting for stock options. The adoption of the disclosure provisions of Statement 148 did not have a material impact on the Company's financial position, results of operations or liquidity.

NOTE  4-  PROPERTY  AND  EQUIPMENT,  NET

Property and equipment consist of the following as of December 31,



                                 2003     2002
Baking equipment               $317,599  $49,210
Vehicles                         12,785        -
Office furniture and fixtures     6,700        -

                                337,084   49,210

Less accumulated depreciation    67,034        -

                               $270,050  $49,210


Depreciation expense approximated $67,034 and $0, for the year ended December 31, 2003 and for the period from May 28, 2002 (inception) to December 31, 2002, respectively.

NOTE  5-  NOTES  PAYABLE

In July 2003, the Company paid cash of $15,000 and issued a promissory note in the amount of $235,000 to an individual for the sole purpose of purchasing baking equipment. The note is non-interest bearing, and requires five monthly payments of $5,000 and then thirty-one consecutive monthly payments of $6,935. Under the terms of the promissory note the entire balance of principal and interest is due and payable in full no later than June 2006. As of December 31, 2003, the promissory note was in default as no payments had been made and the entire balance is included as current liabilities in the accompanying balance sheet. See Note 12.

In July 2003, the Company entered into a consulting agreement and retained H.B. London & Co. ("HBL") to perform non-exclusive consulting services related to corporate finance and related matters for the period from May 28, 2002 (inception) through December 31, 2002. Under the terms of the agreement the Company is required to

                             COLUMBIA BAKERIES, INC.
                           (FORMERLY ECOM CORPORATION)

                        NOTES TO THE FINANCIAL STATEMENTS
             FOR THE YEAR ENDED DECEMBER 31, 2003 AND FOR THE PERIOD FROM MAY 28, 2002 (INCEPTION) THROUGH DECEMBER 31, 2002


compensate HBL an amount of $150,000 due and payable in full on December 1, 2003. At the Company's option, and with a payment of $9,000 in interest on or before the agreement due date, the payment of fees may be delayed for an additional six month period through May 1, 2004. In addition, the Company may convert the amount due to common stock, as defined. After December 1, 2003, the Company was in default and HBL has the option of converting the fees into common stock at 50% of the average bid price for the prior 30 trading day period. As of December 31, 2003, the fees were not paid or converted into common stock and the entire balance of $150,000 is included as current liabilities in the accompanying balance sheet.

In September 2003, the Company issued a promissory note in the amount of $50,000 to an individual investor. The promissory note bears interest at 8% per annum and is due on demand.

NOTE  6  -  CONVERTIBLE  NOTES  PAYABLE

In February 2003, the Company issued two 8% Convertible Notes, each in the principal amount of $15,000, to individual investors for the sole purpose of funding ongoing operations. The Convertible Notes have a 3-year term and are convertible into 7,500,000 shares of common stock at a conversion price of $0.002 per share no earlier than six months after the date of issuance. Upon funding in full of the Convertible Notes, each investor will be granted a 90-day option to purchase an additional 8% Convertible Note in the amount of $15,000, with the same terms set forth above, with the exception that each Convertible
Note is convertible into 3,750,000 shares of common stock at a conversion price of $0.004 per share. Upon funding in full of the additional Convertible Notes, each investor will then be granted a 90-day option to purchase one more 8% Convertible Note in the amount of $25,000, with the same terms set forth above, with the exception that each Convertible Note is convertible into 4,166,666 shares of common stock at a conversion price of $0.006 per share.

In April 2003, the Company issued a 12% Convertible Note in the principal amount of $10,000, to an individual investor for the sole purpose of funding ongoing operations. The Convertible Note has a 60-day term and is convertible into 166,667 (post-split) shares of common stock at a conversion price of $0.06 per share. The principal amount may only be converted in its entirety.

In June 2003, the Company issued an additional 12% Convertible Note in the principal amount of $15,000, to an individual investor for the sole purpose of funding ongoing operations. The Convertible Note has a 60-day term and is convertible into 250,000 (post-split) shares of common stock at a conversion price of $0.06 per share. The principal amount may only be converted in its entirety. The Note includes a six-month

                             COLUMBIA BAKERIES, INC.
                           (FORMERLY ECOM CORPORATION)

                        NOTES TO THE FINANCIAL STATEMENTS
             FOR THE YEAR ENDED DECEMBER 31, 2003 AND FOR THE PERIOD FROM MAY 28, 2002 (INCEPTION) THROUGH DECEMBER 31, 2002

option to purchase an additional $25,000 convertible note. In July 2003, the investor advised the Company that he was exercising his conversion option.

NOTE  7  -  ACQUISITIONS

In July 2003, the Company announced its acquisition of Brooklyn Pastry, Inc. ("BPI"), a non-operating Florida corporation. Pursuant to the acquisition agreement, the Company issued 266,700 shares of its $0.001 par value common stock in exchange for 100% of the issued and outstanding shares of BPI. The Company also assumed BPI's obligations to issue shares of its common stock for convertible debentures issued pursuant to a BPI Regulation D, Rule 504 offering resulting in $500,000 of debentures now convertible into the Company's $0.001 par value common stock at a conversion price of $0.22 per share or the average of the three lowest bid prices for the common stock within the 40 trading days prior to conversion. In addition, the Company has placed 50,000,000 shares of its $0.001 par value common stock into escrow in the name of HEM Mutual Assurances, LLC. The shares were released pursuant to the sale of stock under the terms of the BPI private placement memorandum, as defined.

NOTE  8  -  RELATED  PARTY  TRANSACTIONS

In November 2002, the Company issued a one-year Convertible Note in the amount of $50,000 to Colbake Holdings, Inc. in the amount of $50,000. The Note is convertible at anytime following the sixth month after the issuance date but prior to the one-year expiration date of November 11, 2003. Interest at a rate of 8% per annum is due and payable in cash or common stock on a quarterly basis. Under the terms of conversion, Colbake Holdings, Inc. may convert the entire $50,000 into 1,666,667 shares of common stock of the Company.

During 2003, certain directors and officers loaned the Company capital to fund operations. As of December 31, 2003 loans due to officers was $13,540.

NOTE  9  -  STOCKHOLDERS'  DEFICIT

Common  Stock  Issued  for  Services
------------------------------------

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

                             COLUMBIA BAKERIES, INC.
                           (FORMERLY ECOM CORPORATION)

                        NOTES TO THE FINANCIAL STATEMENTS
             FOR THE YEAR ENDED DECEMBER 31, 2003 AND FOR THE PERIOD FROM MAY 28, 2002 (INCEPTION) THROUGH DECEMBER 31, 2002

In December 2002, the Company entered into a consulting agreement with the president of S&J Bakery Corporation located in Astoria, New York and the owner of the bakery equipment located in the retail facility and storage. Under the terms of the agreement, S&J Bakeries Corporation agreed to assign the retail facility lease and transfer its right, title and interest in all furniture, fixtures and equipment to the Company. In addition, the two individuals agreed to operate the bakery and retail facility under employment agreements. In consideration for the assignment of the lease, transfer of interest in furniture, fixtures and equipment and continued services, the Company agreed to issue $0.001 par value common stock individually to the president and owner in the amount of 2,375,000 and 3,375,000 shares, respectively. Furthermore, under the terms of the consulting agreement, the president and owner agreed to provide their full-time services as employees for a base compensation ranging from $1,000, to $2,500 per week based on revenue ranging from $0 to over $75,000 per week, respectively.

In January 2003, the Company entered into a Consulting and Marketing License Agreement with a professional race car driver (hereinafter a "Consultant" with name recognition in the racing car industry) in order to promote and develop a market for the Company's products and services. Under the terms of the agreement the Company granted the Consultant a non-qualified stock option to purchase up to a total dollar amount of $300,000 of common stock at an exercise price per share of the lesser of the stock price thirty-day low or 50% of the preceding thirty-day low. The option exercise schedule required the Consultant to immediately exercise $45,000 upon registration and delivery of shares and up to $100,000 each consecutive month not to exceed to total dollar amount of $300,000. Upon registration and delivery of shares, the Consultant exercised $45,000 to purchase 9,000,000 shares of common stock at a price of $0.005 per share. No additional option has been exercised as of December 31, 2003.

In July 2003, the Company issued 10,000 shares of its $0.001 par value common stock for legal services valued at $10,000.

In July 2003, the Company issued 166,667 shares of its $0.001 par value common stock to a convertible note holder who elected to convert $10,000 of convertible debt to equity.

In September 2003, the Company issued 1,666,667 shares of its $0.001 par value common stock to Colbake Holdings, Inc., a company owned by an officer and director, for management services valued at $50,000.

Preferred  Stock  Issuance
--------------------------

In April 2003, the Company entered into a Convertible Preferred Stock and Warrant Subscription Agreement with Harlow Enterprises, Inc. ("Harlow"). Under the terms of the agreement, the Company issued 1,667 shares of Series A Convertible Preferred Stock

                             COLUMBIA BAKERIES, INC.
                           (FORMERLY ECOM CORPORATION)

                        NOTES TO THE FINANCIAL STATEMENTS
             FOR THE YEAR ENDED DECEMBER 31, 2003 AND FOR THE PERIOD FROM MAY 28, 2002 (INCEPTION) THROUGH DECEMBER 31, 2002

("Preferred Stock") for an amount of $50,000 and a Warrant to purchase 33,333,000 shares of common stock at an exercise price of $0.003 per share, which is additional consideration of $100,000 if all warrants are exercised. Each share of the Preferred Stock is convertible into 10,000 shares of common stock. In addition, the Preferred Stock is entitled to receive dividends at an annual rate of 8% paid quarterly in arrears in cash or, at the Company's election, in common stock valued at 80% of the closing bid price on the dividend due date. Furthermore, in the event that the Company did not consummate a pending investment transaction with GEM prior to June 15, 2003, as defined, Harlow has the right to exchange the Preferred Stock for a 6-month Promissory Note bearing an interest rate of 12% per annum. The Preferred Stock was not converted during the fiscal year 2003 and the Warrants expired unexercised as of December 31, 2003.

Common  Stock  Reverse  Split
-----------------------------

In June 2003, the Company affected a 1:30 reverse split of its $0.001 par value common stock resulting in 6,652,038 shares issued and outstanding. All references to share amounts are retroactively restated to reflect the split unless otherwise stated.

NOTE  10  -  INCOME  TAXES

The financial statements reflect a benefit of approximately $600,000 as of December 31, 2003 and a valuation allowance of the same amount, since the Company does not have the revenue history to support the future recognition of the deferred tax asset as well as potential limitations on net operating losses further described below.

Utilization of the net operating loss carry-forwards may be subject to a substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code. The annual limitation may result in the expiration of net operating loss carry-forwards before utilization.

NOTE  11-  COMMITMENTS  AND  CONTINGENCIES

Lease  Commitments
------------------

In December 2002, the Company assumed a non-cancelable operating lease agreement from S&J Bakery Corporation for a retail facility that expires in August 2012. In July 2003, the Company assumed certain various non-cancelable operating lease agreements for baking equipment. The leases expire on various dates during the period through 2004 with a total obligation of $84,000.

                             COLUMBIA BAKERIES, INC.
                           (FORMERLY ECOM CORPORATION)

                        NOTES TO THE FINANCIAL STATEMENTS
             FOR THE YEAR ENDED DECEMBER 31, 2003 AND FOR THE PERIOD FROM MAY 28, 2002 (INCEPTION) THROUGH DECEMBER 31, 2002

The Company leases it corporate office space under a non-cancelable operating lease agreement on a month-to-month basis The lease is personally guaranteed by the Company's principal executive officer and rent is approximately $1,500 per month.
The Company leases 7,000 square feet of retail and bakery facility in New York on a month-to-month basis. The rent is approximately $4,400 per month. Minimum future lease payments for the next five years are as follows:



2004      $104,000
2005        21,000
2006        23,000
2007        25,000
2008       153,000
           326,000
           --------



Rent expense for the year ended December 31, 2003 totaled to approximately $49,900.

Contingencies
-------------

During 2003, the Company issued various 1% Convertible Debentures (collectively referred to as the "Debentures") that are convertible into shares of common stock, as defined. In accordance with the Debentures, HEM Mutual Assurance LLC has provided notices of conversion for a total of 8,635,048 common stock shares at a price ranging from $0.01 to $.023 per share. These shares were not registered as of December 31, 2003.

NOTE  12  -  SETTLEMENT  AGREEMENT

In October 2003, the Company settled a contract dispute with a Factor, whereby the Company will pay the Factor an amount of $65,943 in full and complete satisfaction of any and all claims arising from agreements dated August 2002.
Such amount is payable according to certain terms, as defined, and is due and payable in full by March 26, 2004. As of December 31, 2003, the settlement was in default as no payments had been made and the entire balance is included as current liabilities in the accompanying balance sheet.

                             COLUMBIA BAKERIES, INC.
                           (FORMERLY ECOM CORPORATION)

                        NOTES TO THE FINANCIAL STATEMENTS
             FOR THE YEAR ENDED DECEMBER 31, 2003 AND FOR THE PERIOD FROM MAY 28, 2002 (INCEPTION) THROUGH DECEMBER 31, 2002

NOTE  13  -  SUBSEQUENT  EVENTS

In February 2004, the Company renegotiated a forbearance agreement for the promissory note of $235,000 issued under previous management and in default as of December 31, 2003. Upon consummation of the forbearance agreement the Company is required to pay an amount of $25,000 and on the first day of each month, commencing in April 2004, the Company is required to pay $5,000 per month for six months, thereafter $5,500 per month to continue until 80% of the principal amount due has been paid.
In  2004,  an  officer  of  the  Company purchased 1,000,000 shares of Preferred
Stock.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Beckstead and Watts, LLP audited the year ended December 31, 2002 and reviewed the quarterly Form 10-QSB filings through September 30, 2003, and the Sole Proprietorship of G. Brad Beckstead, CPA audited the years ended 1999, 2000, and 2001. Such financial statements accompanied our Form 10-KSB for the year ended December 31, 2002 and were filed with the Securities and Exchange Commission on May 19, 2003. The report of Beckstead and Watts, LLP on such financial statements, dated May 14, 2003, did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles. Our Board of Directors approved the dismissal of Beckstead and Watts, LLP on March 25, 2004.

Jewett Schwartz & Associates, Certified Public Accountants of Hollywood, Florida, were appointed by the Company on March 25, 2004 to audit our financial statements for the fiscal year ended December 31, 2003. During our two most recent fiscal years and the subsequent interim period preceding their appointment as independent accountants, neither the Company nor anyone on its behalf consulted Jewett Schwartz & Associates regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's consolidated financial statements, nor has Jewett Schwartz & Associates provided to the Company a written report or oral advice regarding such principles or audit opinion.

ITEM 8A - CONTROLS AND PROCEDURES

     The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on an evaluation conducted within 90 days prior to the filing date of this Annual Report on Form 10-KSB, that the Company's disclosure controls and procedures have functioned effectively so as to provide those officers the information necessary whether:

     (i) this Annual Report on Form 10-KSB contains any untrue statement of a material fact or omits to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report on Form 10-KSB, and

     (ii) the financial statements, and other financial information included in this Annual Report on Form 10-KSB, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Annual Report on Form 10-KSB.

There have been no significant changes in the Company's internal controls or in other factors since the date of the Chief Executive Officer's and Chief Financial Officer's evaluation that could significantly affect these internal controls, including any corrective actions with regards to significant deficiencies and material weaknesses.

During our two most recent fiscal years and any subsequent interim period preceding the date of dismissal, there were no disagreements between Beckstead and Watts, LLP and the Company, whether resolved or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved, would have caused them to make reference to the subject matter of the disagreement in connection with their reports.


                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The directors and officers of the Company, as of May 6, 2004, are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. The officers serve at the will of the Board of Directors.


DIRECTORS AND EXECUTIVE OFFICERS

Set forth below are the names, ages, positions, with the Company and business experiences of the executive officers and directors of the Company.

Name                       Age      Position(s) with Company
---------------------      ----     ----------------------------------
C. Frank Speight            44      Principal Executive Officer and Director
Randall Goulding            54      Principal Financial Officer and Director

All directors hold office until the next annual meeting of the Company's shareholders and until their successors have been elected and qualify. Officers serve at the pleasure of the Board of Directors. The officers and directors will devote such time and effort to the business and affairs of the Company as may be necessary to perform their responsibilities as executive officers and/or directors of the Company.

FAMILY RELATIONSHIPS

There are no family relationships between or among the executive officers and directors of the Company.

BUSINESS EXPERIENCE

C. FRANK SPEIGHT - Principal Executive Officer and Director Mr. Speight has been active in Investment Banking Consultancy for 13 years. He has an earned BA in International Business from the Universality of South Florida (Tampa, FL), and an earned Masters from Emory University (Atlanta, GA). He was the Chairman and President of Dunhill Capital, Inc. until April 10, 2004. Mr. Speight has been involved in numerous capitalizations for existing public companies, and the facilitation of numerous private companies into the public sector. Mr. Speight is the principal executive officer of American Capital Partners Limited, Inc., a publicly traded development company. He has served as Chairman/President/CEO of publicly traded companies in the telecommunications and financial services market sectors. In addition, he has participated in the management of several equity funds representing over $700 Million (USD) in assets.

RANDALL GOULDING - Principal Financial and Accounting Officer and Director Mr. Goulding is a certified public accountant and an attorney. Mr. Goulding spent six years with the Internal Revenue Service Audit and Intelligence Divisions, before opening a private tax law practice, focusing on income and estate taxation and planning, securities and litigation. His litigation experience included practice before the United States Supreme Court, Illinois Supreme Court, State Court, Federal District Court, the Seventh Circuit Court of Appeals, and the United States Tax Court. He is the Managing Director, of The Nutmeg Group, L.L.C.

Mr. Goulding received special commendations for his efforts with the Internal Revenue Service, saving the Internal Revenue Service substantial sums for his design of new internal audit and accounting procedures and controls for the Intelligence Division's Special Operations. His Internal Revenue Service functions also included television and radio appearances. Crain's Chicago Business Magazine featured an article on the "Goulding Report" reflecting consequences of investments in solar and other renewable energy sources. Mr. Goulding received a business administration degree with a dual major in accounting and finance from the University of Illinois. He received his JD from DePaul Law School.

Since 1995, with Paradigm Group, LLC, a full service Chicago-based investment and financial consulting organization, Mr. Goulding served as a principal architect of PIPE (Private Investments in Public Equities) investments, he negotiated and structured transactions for Paradigm and its investors and portfolio companies. Since 1998, he has also served as general counsel to both Paradigm and Adler Drobny Fischer, LLC, Certified Public Accountants & Consultants. Mr. Goulding is the principal financial and accounting officer of American Capital Partners Limited, Inc., a publicly traded development company.

Mr. Goulding is very involved with a number of charitable organizations. He is a personal friend of Father George Clements, and serves as a member of the Board of Directors of, and is a substantial contributor to, One Church One Family. He has also played a key role in bringing these and other charitable endeavors to the US Virgin Islands.

ITEM  401(E)

The  Company  currently  does  not  have  an  audit  committee.

COMPLIANCE  WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") requires the Company's officers, directors and persons who own more than 10% of the Company's Common Stock to file reports of ownership and changes in ownership with the SEC and the National Association of Securities Dealers, Inc. Officers, directors and greater than 10% stockholders are required by regulation to furnish the Company with copies of all forms they file pursuant to Section 16(a) of the Exchange Act.
Based solely on the reports we have received and on written representations from certain reporting persons, we believe that the directors, executive officers, and our greater than ten percent beneficial owners have complied with all applicable filing requirements for the fiscal year ended December 31, 2003.

The Company has adopted a code of ethics for its Principal Executive and Senior Financial Officers, which is attached hereto as Exhibit 14.1

ITEM 10.  EXECUTIVE COMPENSATION





                                          SUMMARY COMPENSATION TABLE


                        Annual Compensation                              Long Term Compensation
                     -----------------------              --------------------------------------------------
                                                                   Awards                   Payouts
                                                         ----------------------------------------------------
Name and             Year     Salary  Bonus  Other Annual  Restricted  Securities     LTIP       All Other
Principal Position              ($)    ($)   Compensation   Stock     Underlying     Payouts    Compensation
                                                 ($)       award(s)    Options /       ($)
                                                           (shares)       SARs
                                                                           (#)
---------------------------------------------------------------------------------------------------------------
C. Frank Speight
Principal Executive  2003       N/A    N/A       N/A          N/A          N/A             N/A             N/A
Officer and
Directors
---------------------------------------------------------------------------------------------------------------
Rounsevelle
Schaum, Former      2002        N/A    N/A       N/A           N/A         N/A             N/A             N/A
President and       2003        -0-    -0-    $50,000(1)       -0-         -0-             -0-             -0-
Director
---------------------------------------------------------------------------------------------------------------

(1)     1,666,667 restricted shares received for management services




OPTIONS/SAR GRANTS IN LAST FISCAL YEAR

               Individual Grants
---------------------------------------------------------------------------------------------------------------------------------

Name         Number of      Percent of       Exercise      Expiration       Grant Date      Present
            Securities        Total          of Base         Date                          Value ($)
            Underlying      Options /        Price
             Options/         SARs          ($/sh)
               SARs        Granted to
             Granted       Employees
              (#)          in Fiscal
                              Year
----------------------------------------------------------------------------------------------------------------------------------
C. Frank.
Speight       N/A             N/A              N/A            N/A               N/A             N/A
---------------------------------------------------------------------------------------------------------------------------------
Rounsevelle
Schaum       -0-              -0-              N/A            N/A               N/A             N/A
---------- ----------- ----------- ---------- ---------- -------------------------------------------------------------------------



Name           Shares          Value Realized       Number of              Value of
             Acquired on            ($)             Securities          Unexercised In-
            Exercise (#)                            Underlying             The-Money
                                                   Unexercised            Options/SARs
                                                  Options / SARs         At Fiscal Year-
                                                  At Fiscal Year-            End ($)
                                                      End (#)              Exercisable /
                                                   Exercisable /          Unexercisable
                                                   Unexercisable
------------------------------------------------------------------------------------------------------
C. Frank
Speight         N/A                 N/A              N/A                        N/A
-------------------------------------------------------------------------------------------------------
Rounsevelle
Schaum          -0-                 -0-              -0-                        -0-
-------------------------------------------------------------------------------------------------------

EMPLOYMENT AGREEMENTS

We have entered no employment agreements.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as of May 6, 2004 regarding the ownership of the Company's Common Stock by each shareholder known by the Company to be the beneficial owner of more than five percent (5%) of its outstanding shares of Common Stock, each director and all executive officers and directors as a group. Except as otherwise indicated, each of the shareholders has sole voting and investment power with respect to the share of Common Stock beneficially owned.


Name and Address               Title                 Amount and Nature    Percent
      of                        of                         of               of
Beneficial Owner              Class                 Beneficial Owner       Class
--------------------------------------------------------------------------------------------
C. Frank Speight            Common 1                       -0-              0%
Randall S. Goulding         Common                         -0-              0%

All Executive Officers and
Directors as a Group        Common                         -0-              0%
(Two (2) persons)

Columbia Bakeries, Inc. 10-KSB for 2003
May 6, 2004 FINAL
                                     Page 21

C.  Frank  Speight  owns  1,000,000  shares  of  Preferred  Series  B  stock.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

C. Frank Speight received 1,000,000 shares of Preferred Series B stock in settlement of an award by the American Arbitration Association in the amount of $102,000 plus interest.

C. Frank Speight, our Principal Executive Officer and Director, was the President of Dunhill Capital, Inc. until April 10, 2004. Mr. Speight, directly or indirectly through Dunhill Capital, Inc. has been involved in numerous capitalizations for existing public companies, and the facilitation of numerous private companies into the public sector, including the purchasing and selling of controlling interest in public and private corporations. Mr. Speight intends to use his expertise in this field and the relationship developed in this field, in facilitating, analyzing, and investing in business opportunities on behalf of the Company.

On  July  10,  2003,  the  Company  paid  $150,000  to Colbake Holdings. Colbake
Holdings (1) Colbake Holdings, Inc. was owned by Rounsevelle W. Schaum and the Rivershore Irrevocable Trust the beneficial owner of the Rivershore Irrevocable Trust is Angela Liga, the mother of Salvatore Liga, until August 28, 2003, when control was transferred to C.H Hsin. Mr. Hsin received $55,000 in consulting fees on July 11, 2003.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     The following documents are filed as part of this report

Exhibit  14.1  --   Code  of  Ethics

Exhibit 31.1 -- Certification of Principal Executive Officer of Columbia Bakeries, Inc. required by Rule 13a - 14(1) or Rule 15d - 14(a) of the
Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 -- Certification of Principal Financial Officer of Columbia Bakeries, Inc. required by Rule 13a - 14(1) or Rule 15d - 14(a) of the
Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit  32.1  --     Certification  of  Principal  Executive  Officer  of
Columbia Bakeries, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.

Exhibit  32.2  --     Certification  of  Principal  Financial  Officer  of
Columbia Bakeries, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.

(b)  Reports  on  Form  8-K.

     None.

ITEM  14.  PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES

AUDIT FEES

Beckstead and Watts, L.L.P. billed us in the aggregate amount of $26,500 for professional services rendered for their audit of our annual financial statements for the year ended December 31, 2002 and their reviews of the financial statements included in our Forms 10-QSB for the year ended December 31, 2003.

Jewett Schwartz & Associates, L.L.P. billed us in the approximate amount of $14,500 for professional services rendered for their audit of our annual financial statements for the year ended December 31, 2003.

AUDIT-RELATED FEES

Beckstead and Watts, L.L.P. did not bill us for, nor perform professional services rendered for assurance and related services that were reasonably related to the performance of audit or review of the Company's financial statements for the fiscal years ended December 31, 2003 and December 31, 2002.

Jewett Schwartz & Associates, L.L.P. did not bill us for, nor perform professional services rendered for assurance and related services that were reasonably related to the performance of audit or review of the Company's financial statements for the fiscal years ended December 31, 2003 and December 31, 2002.

FINANCIAL  INFORMATION  SYSTEMS  DESIGN  AND  IMPLEMENTATION  FEES

For the fiscal years ended December 31, 2003 and December 31, 2002, Beckstead and Watts, L.L.P. did not bill us for, nor perform, any financial information systems design or implementation. For the fiscal years ended December 31, 2003 and December 31, 2002, we were not billed for professional services from any other accounting firm for information systems design or implementation.

For the fiscal years ended December 31, 2003 and December 31, 2002, Jewett Schwartz & Associates, L.L.P. did not bill us for, nor perform, any financial information systems design or implementation. For the fiscal years ended December 31, 2003 and December 31, 2002, we were not billed for professional services from any other accounting firm for information systems design or implementation

TAX FEES

Beckstead and Watts, L.L.P. did not bill us for nor perform any professional services for tax related services for the fiscal years ended December 31, 2003 and December 31, 2002, respectively.

Jewett Schwartz & Associates, L.L.P. did not bill us for nor perform any professional services for tax related services for the fiscal years ended December 31, 2003 and December 31, 2002, respectively.

ALL  OTHER  FEES

We were not billed for any other professional services for the fiscal year ended December 31, 2003.

AUDITOR  INDEPENDENCE

Our Board of Directors considers that the work done for us in the year ended December 31, 2003 by Jewett Schwartz & Associates, L.L.P. is compatible with maintaining Jewett Schwartz & Associates, L.L.P.'s independence.

AUDITOR'S  TIME  ON  TASK

All of the work expended by Jewett Schwartz & Associates, L.L.P. on our December 31, 2003 audit was attributed to work performed by Jewett Schwartz & Associates, L.L.P.'s full-time, permanent employees.

                                   SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the undersigned has duly caused this Form 10-KSB to be signed on its behalf by the undersigned, there unto duly authorized, in the City of West Palm Beach, Florida, on May 6, 2004.

COLUMBIA BAKERIES, INC.

By: /s/ C. Frank Speight                                      Date: May 6, 2004
   -------------------------------------
    C. Frank Speight
    Principal Executive Officer and Director



Pursuant to the requirements of the Securities Exchange Act of 1933, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By: /s/ C. Frank Speight
----------------------------------
C. Frank Speight, Principal
Executive Officer and Director
Date:  May 6, 2004



By: /s/ Randall Goulding
-----------------------------------
Randall Goulding, Principal Financial
and Accounting Officer and Director
Date:  May 6, 2004

                                  EXHIBIT 14.1

                             COLUMBIA BAKERIES, INC

                                 CODE OF ETHICS

Integrity and ethics play a significant role in the way we conduct business at Columbia Bakeries, Inc. (the "Company"). Operating with a strong sense of integrity is critical to maintaining trust and credibility with our clients, employees, and investors.

Our code embodies rules regarding individual and peer responsibilities, as well as responsibilities to our clients, employees, shareholders and the public. This Code includes:

  - Prohibiting conflicts of interest

  - Protecting the Company's confidential and proprietary information and that of our clients and other business partners

  - Treating the Company's employees, clients and competitors fairly

  - Protection and proper use of Company assets

  - Compliance with laws, rules and regulations (including insider trading laws)

  - Encouraging the reporting of any unlawful or unethical behavior

OVERVIEW OF BUSINESS ETHICS

The collection of policies and guidelines established in the Code of Ethics applies to all Company employees (including those of our subsidiaries) and members of our Board of Directors. We believe that long-term, trusting business relationships are built by being honest, open and fair. We promise to uphold the highest professional standards in all business operations. We also expect that those with whom we do business will adhere to the standards set by our Code of Ethics.

Outstanding employees are key to our success. Everyone is part of the Company team, and each of us deserves to be treated with dignity and respect. In addition, every employee is responsible for his/her own conduct. No one has the authority to make another employee violate our Code of Ethics, and any attempt to direct or otherwise influence someone else to commit a violation is unacceptable.

We require all those covered by this Code of Ethics to know and understand its terms. This Code states general principles and does not supersede the specific policies and procedures set forth in the Company's Administrative Policies and Procedures handbook or in separate specific policy statements, including those concerning trading in the Company's stock.

The fundamental principle that underlies the way we do business is sound judgment. An understanding of our legal and ethical parameters enhances that judgment. We have a responsibility to pay constant attention to all legal boundaries and to comply with all applicable laws and regulations in all of our operations. For everyone at the Company, this means following the spirit of the law and doing the right, ethical thing even when the law is not specific.

Although we realize that no two situations are alike, we aim for consistency and balance when encountering ethical issues. It is essential that we all remain watchful for possible infringements of our business ethics. Employees who have questions regarding business conduct or possible violations should contact their manager or the Company's legal counsel.

EXHIBIT 31.1 -- CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER OF COLUMBIA BAKERIES, INC. REQUIRED BY RULE 13A - 14(1) OR RULE 15D - 14(A) OF THE
SECURITIES EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

I, C. Frank Speight, certify that:

1. I have reviewed this annual report on Form 10-KSB of Columbia Bakeries, Inc.;
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May  6,  2004
/s/ C. Frank Speight
---------------------------------
C. Frank Speight
Principal Executive Officer

EXHIBIT 31.2 -- CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER OF COLUMBIA BAKERIES, INC. REQUIRED BY RULE 13A - 14(1) OR RULE 15D - 14(A) OF THE
SECURITIES EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

I, Randall Goulding, certify that:

1. I have reviewed this annual report on Form 10-KSB of Columbia Bakeries, Inc.;
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
     c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: May 6, 2004
/s/ Randall Goulding
----------------------------------
Randall Goulding
Principal Financial Officer

EXHIBIT 32.1 -- CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER OF COLUMBIA BAKERIES, INC. PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 AND
SECTION  1350  OF  18  U.S.C.  63.

I, C. Frank Speight, the Principal Executive Officer of Columbia Bakeries, Inc. hereby certify that to my knowledge, Columbia Bakeries, Inc.'s annual report on Form 10-KSB for the year ended December 31, 2003, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in the annual report on Form 10-KSB and the financial statements contained therein fairly presents, in all material respects, the financial condition and results of the operations of Columbia Bakeries, Inc

Date:     May 6, 2004         /s/ C. Frank Speight
                              ----------------------------------
                              C. Frank Speight,
                              Principal Executive Officer
                              Columbia Bakeries, Inc.

EXHIBIT 32.2 -- CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER OF COLUMBIA BAKERIES, INC. PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 AND
SECTION  1350  OF  18  U.S.C.  63.

I, Randall Goulding, the Principal Financial Officer of Columbia Bakeries, Inc. hereby certify that to my knowledge, Columbia Bakeries, Inc.'s annual report on Form 10-KSB for the year ended December 31, 2003, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in the annual report on Form 10-KSB and the financial statements contained therein fairly presents, in all material respects, the financial condition and results of the operations of Columbia Bakeries, Inc

Date:     May 6, 2004         /s/ Randall Goulding
                              ----------------------------------
                              Randall Goulding
                              Principal Financial Officer of
                              Columbia Bakeries, Inc.